Form 10-Q
period 1999-09-30
NETSOLVE INC
filed 1999-11-15
CIK 1071342

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999


                        Commission file number 0-24983

                            NetSolve, Incorporated

          (Exact name of the registrant as specified in its charter)


      Delaware                                          75-2094811-2
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                       Identification No.)


                           12331 Riata Trace Parkway
                            Austin, Texas    78727
         (Address of principal executive offices, including zip code)


                                (512) 340-3000
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No  X
                                               ---    ---


     Number of shares outstanding of the issuer's common stock, $.01 par value as of November 10, 1999: 13,454,570


===============================================================================

                            NETSOLVE, INCORPORATED

                                     INDEX



PART I.  FINANCIAL INFORMATION                                                                          Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1999 and September 30,
         1999 (unaudited).............................................................................   3

         Condensed Consolidated Statements of Operations for the three and six month
         periods ended September 30, 1998 and 1999 (unaudited)........................................   4

         Condensed Consolidated Statements of Cash Flows for the six month periods
         ended September 30, 1998 and 1999 (unaudited)................................................   5

         Notes to Condensed Consolidated Financial Statements.........................................   6

Item  2. Management's Discussion and Analysis of Financial Condition and Results of Operations........   9

PART II. OTHER INFORMATION

Item  2. Changes in Securities and Use of Proceeds

         Use of proceeds..............................................................................   24

Item  6. Exhibits and Reports on Form 8-K.............................................................   24


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            NETSOLVE, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                          March 31,      September 30,
                                                         ---------       -------------
                                                           1999              1999
                                                           ----              ----
                                                                          (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents  ..........................   $  2,764            $  5,655
  Restricted cash  ....................................        642                 528
  Certificates of deposit  ............................      2,000                  --
  Accounts receivable, net of allowance for doubtful
    accounts of $227 at March 31, 1999 and $252
    at September 30, 1999  ............................      2,622               4,210
  Inventory  ..........................................        279                 278
  Prepaid expenses and other assets  ..................      1,267               2,080
  Deferred tax assets  ................................         --               2,238
                                                          --------            --------
Total current assets  .................................      9,574              14,989

Restricted cash  ......................................      1,638                 427
Property and equipment:
  Network communications equipment  ...................         71                  71
  Computer equipment and software  ....................      2,601               3,847
  Other equipment  ....................................        173                 216
  Furniture, fixtures and leasehold improvements  .....        865               1,174
  Equipment held under capital leases  ................      3,108               2,716
                                                          --------            --------
                                                             6,818               8,024

  Less accumulated depreciation and....................     (3,571)             (4,355)
   amortization  ......................................   --------            --------
Net property and equipment  ...........................      3,247               3,669
Other assets  .........................................        477                 605
                                                          --------            --------

Total assets...........................................   $ 14,936            $ 19,690
                                                          ========            ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable  ...................................   $  1,569            $  2,466
  Accrued liabilities  ................................      1,914               2,184
  Capital leases obligation  ..........................        809                 751
                                                          --------            --------
Total current liabilities  ............................      4,292               5,401

Capital leases obligation, net of current portion  ....      1,027                 627
Redeemable convertible preferred stock, $.10 par value;
  7,500,000 shares authorized at March 31, 1999 and
  September 30, 1999; 6,394,727 and 0 issued and
  outstanding at March 31, 1999 and September 30, 1999,
  respectively; aggregate liquidation preferences
  of $44,146 at March 31, 1999 and $0 at
  September 30, 1999  .................................     44,146                  --
Stockholders' equity (deficit):
Common stock, $.01 par value; 25,000,000 shares
  authorized at March 31, 1999 and September 30, 1999;
  3,336,444 and 13,451,570 issued and outstanding
  at March 31, 1999 and September 30, 1999,
  respectively  .......................................         33                 135
  Additional paid-in capital...........................         --              29,625
  Deferred compensation  ..............................         --                (297)
  Accumulated deficit  ................................    (34,562)            (15,801)
                                                          --------            --------
Total stockholders' equity (deficit)  .................    (34,529)             13,662
                                                          --------            --------

Total liabilities, redeemable convertible
 preferred stock and stockholders' equity
 (deficit).............................................   $ 14,936            $ 19,690
                                                          ========            ========

                            See accompanying notes.

                            NETSOLVE, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                  Three Months Ended         Six Months Ended
                                                                                     September 30,             September 30,
                                                                                  ------------------       --------------------
                                                                                    1998      1999             1998      1999
                                                                                  --------  --------       --------    --------
                                                                                      (unaudited)              (unaudited)
Revenues:
 Network management services  ................................................    $ 3,081    $ 5,502        $ 5,641    $ 10,086
 Equipment and other  ........................................................      3,342      3,790          6,344       8,282
                                                                                  -------    -------        -------     -------
     Total revenues  .........................................................      6,423      9,292         11,985      18,368
Costs of revenues:
 Cost of network management services  ........................................      1,974      3,132          3,782       5,804
 Cost of equipment and other  ................................................      2,629      2,973          4,950       6,509
                                                                                  -------    -------        -------     -------
     Total cost of revenues  .................................................      4,603      6,105          8,732      12,313
                                                                                  -------    -------        -------     -------
Gross profit..................................................................      1,820      3,187          3,253       6,055
Operating expenses:
 Development  ................................................................        459        591            905       1,170
 Selling and marketing  ......................................................        723      1,025          1,462       1,968
 General and administrative  .................................................        512        663          1,053       1,285
 Amortization of deferred compensation  ......................................         --         20             --          25
                                                                                  -------    -------        -------     -------
     Total operating expenses  ...............................................      1,694      2,299          3,420       4,448
                                                                                  -------    -------        -------     -------
Operating income (loss)  .....................................................        126        888           (167)      1,607
Other income (expense):
 Interest income  ............................................................         79         60            182         143
 Interest expense  ...........................................................        (74)       (29)          (133)        (66)
 Other, net  .................................................................         18         --             22          --
                                                                                  -------    -------        -------     -------
                                                                                       23         31             71          77
                                                                                  -------    -------        -------     -------
Income (loss) from continuing operations before income taxes  ................        149        919            (96)      1,684
Income tax expense (benefit)  ................................................         --     (1,070)            --      (2,206)
                                                                                  -------    -------        -------     -------
Net income (loss)  ...........................................................    $   149    $ 1,989        $   (96)    $ 3,890
                                                                                  =======    =======        =======     =======
Dividends on redeemable convertible preferred stock  .........................    $  (630)   $  (630)       $(1,260)    $(1,260)
                                                                                  -------    -------        -------     -------
Net income (loss) applicable to common stock  ................................    $  (481)   $ 1,359        $(1,356)    $ 2,630
                                                                                  =======    =======        =======     =======

Basic net income (loss) per share.............................................     $(0.15)     $0.37         $(0.41)      $0.74

Weighted average shares used in basic per share calculation  .................      3,286      3,713          3,283       3,538

Diluted net income (loss) per share...........................................     $(0.15)     $0.11         $(0.41)      $0.22

Weighted average shares used in diluted per share calculation  ...............      3,286     11,877          3,283      11,699

Pro forma basic net income (loss) per share...................................      $0.02      $0.20         $(0.01)      $0.39

Pro forma weighted average shares used in basic per share calculation.........      9,681      9,969          9,678       9,863

Pro forma diluted net income (loss) per share.................................      $0.01      $0.17         $(0.01)      $0.33

Pro forma weighted average shares used in diluted per share calculation.......     11,441     11,877          9,678      11,699

                            See accompanying notes.

                            NETSOLVE, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Six Months Ended
                                                                                               September 30
                                                                                               ------------
                                                                                           1998            1999
                                                                                        ---------       ---------
                                                                                               (unaudited)
Cash flows from operating activities:
 Net income (loss)  ..................................................................    $   (96)        $ 3,890
 Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
  Depreciation and amortization  .....................................................        667             826
  Amortization of deferred compensation...............................................         --              25
  Deferred tax assets  ...............................................................         --          (2,238)
  (Gain) loss on disposition of property and equipment  ..............................         (6)              1
  Change in assets and liabilities:
   Accounts receivable, net  ..........................................................    (1,327)         (1,588)
   Inventory and prepaid expenses and other assets  ...................................      (291)           (940)
   Accounts payable  ..................................................................       559             897
   Accrued liabilities  ...............................................................        68             270
                                                                                          -------         -------
Net cash provided by (used in) operating activities  .................................       (426)          1,143
                                                                                          -------         -------

Cash flows from investing activities:
 Proceeds from sale of certificates of deposit  ......................................        441           2,000
 Transfer of funds from (to) restricted cash  ........................................       (423)          1,325
 Purchases of property and equipment  ................................................     (1,067)         (1,250)
 Proceeds from sale of property and equipment  .......................................          4              --
                                                                                          -------         -------
Net cash provided by (used in) investing activities  .................................     (1,045)          2,075
                                                                                          -------         -------

Cash flows from financing activities:
 Proceeds from capital lease financing  ..............................................        562              --
 Payments under capital lease obligations  ...........................................       (328)           (457)
 Proceeds from exercise of common stock options and warrants  ........................         21             130
                                                                                          -------         -------
Net cash provided by (used in) financing activities  .................................        255            (327)
                                                                                          -------         -------
Net increase (decrease) in cash and cash equivalents  ................................     (1,216)          2,891
Cash and cash equivalents, beginning of period  ......................................      1,333           2,764
                                                                                          -------         -------
Cash and cash equivalents, end of period  ............................................    $   117         $ 5,655
                                                                                          =======         =======

Supplemental disclosure of cash flow information:
 Cash paid for interest  .............................................................    $   133         $    66
                                                                                          =======         =======
 Income taxes paid  ..................................................................    $    15         $    28
                                                                                          =======         =======

                            See accompanying notes.

                            NETSOLVE, INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999

          Information with respect to the three and six months ended
                   September 30, 1998 and 1999 is unaudited.


1.   Organization and Description of the Company

     NetSolve, Incorporated, a Delaware corporation, (the "Company") engages in the business of providing enterprise data networking management services within the U.S. These services include network design, installation and implementation coordination, ongoing network management and security. The Company also resells data networking equipment manufactured by selected leading suppliers of these products. The Company's services are designed to allow its clients to outsource some or all network specific tasks in order to migrate to new technology, increase network reliability and reduce overall network costs.

     On September 29, 1999, the Company's common stock began publicly trading in connection with an initial public offering. The Company offered 3,530,000 shares of its common stock for net proceeds to the Company of $41.8 million. At the commencement of trading on September 29, 1999, each outstanding share of the Company's redeemable convertible preferred stock was automatically converted into one share of common stock of the Company, resulting in the issuance of 6,394,727 shares of common stock. Additionally, on October 28, 1999 the Company sold an additional 555,000 shares of common stock for net proceeds to the Company of $6.7 million, pursuant to the exercise of the underwriters' overallotment option.

     The net proceeds resulting from the initial public offering had not been received as of September 30, 1999 and therefore are not presented in the balance sheet or statement of cash flows as of September 30, 1999.


2.   Basis of Presentation

     The quarterly financial information presented herein should be read in conjunction with the Company's annual financial statements for the year ended March 31, 1999, which can be found in the Company's registration statement filed on Form S-1, as amended and declared effective on September 28, 1999 (File No. 333-65691). The accompanying unaudited interim financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.


3.   Inventory

     Inventory consists of purchased finished goods held for sale to customers. Inventory is stated at the lower of cost or market with cost determined on a specific identification basis. Inventory reserves were $85,000 at March 31, 1999 and $93,000 at September 30, 1999.


4.   Earnings Per Share

     The Company's earnings per share data are presented in accordance with SFAS 128, Earnings Per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding securities with the ability to purchase or convert into common stock. The treasury stock method, using the average price of the Company's common stock for the period, is applied to

                            NETSOLVE, INCORPORATED

                              September 30, 1999

determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive common stock options and warrants that were excluded from the calculation of pro forma diluted income
(loss) per share because their effect is antidilutive totaled 1,468,000 for the six month period ended September 30, 1998. On a historical basis, potentially dilutive common stock options and warrants that were excluded from the calculation for the dilutive income (loss) per share because their effect is antidilutive totaled 1,760,000 and 1,468,000 for the three and six month periods ended September 30, 1998. Historically, for the three and six month periods ended September 30, 1998 and 1999, 6,394,727 shares of convertible preferred stock were excluded from the calculation of diluted income (loss) per share as their effect is also antidilutive.

     A reconciliation of the numerators and denominators used in computing per share net income (loss) from continuing operations is as follows:

                                                                                     Pro forma           Pro forma
                                                                                 ------------------  -----------------
                                       Three months ended    Six months ended    Three months ended  Six months ended
                                         September 30,         September 30,       September 30,       September 30,
                                      --------------------  -------------------  ------------------  -----------------
                                        1998        1999     1998        1999       1998      1999     1998      1999
                                      --------    --------  -------    --------  ---------  -------  -------  --------
Numerator:
 Net income (loss) from
  Continuing operations............     $  149    $ 1,989    $   (96)  $ 3,890    $   149   $ 1,989  $  (96)   $ 3,890
 Dividends on redeemable
  convertible preferred stock......       (630)      (630)    (1,260)   (1,260)        --        --      --         --
                                       -------    -------   -------    -------     ------    ------  ------    -------
  Numerator for basic and
    diluted net income (loss)
    per share from continuing
    operations.....................     $ (481)   $ 1,359    $(1,356)  $ 2,630    $   149   $ 1,989  $  (96)   $ 3,890
                                        ======    =======    =======   =======    =======   =======  ======    =======
Denominator:
 Denominator for basic net
  income (loss) per share from
  continuing operations--
  weighted average common
  stock outstanding................      3,286      3,713      3,283     3,538      9,681     9,969   9,678      9,863
 Dilutive common stock
  equivalents--common stock
  options, warrants and
  redeemable convertible
  preferred stock..................         --      8,164         --     8,161      1,760     1,908      --      1,836

                                        ------    -------    -------   -------    -------   -------  ------    -------
  Denominator for diluted net
    income (loss) per share
    from continuing
    operations--weighted
    average common stock
    outstanding and dilutive
    common stock
    equivalents....................      3,286     11,877      3,283    11,699     11,441    11,877   9,678     11,699
                                        ======    =======    =======   =======    =======   =======  ======    =======


                            NETSOLVE, INCORPORATED

                              September 30, 1999

5.  Income Taxes

    During the three and six months periods ended September 30, 1999 management determined that it was more likely than not that a portion of the previously reserved deferred tax asset would be realized. Accordingly, the valuation allowance was reduced by $1.1 million and $2.2 million and an income tax benefit was realized of $1.1 million and $2.2 million for the three and six month periods ended September 30, 1999, respectively. Additionally, the valuation allowance was reduced during the three and six month periods ended September 30, 1999 by $293,000 and $640,000, respectively, due to the utilization of operating losses which were not previously benefited.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This report and other presentations made by the Company contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by the Company, conditions affecting the Company's customers and suppliers, competition, the overall market acceptance of the Company's services, and other factors disclosed in the Company's Final Prospectus dated September 29, 1999 and this report. Accordingly, although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct.

     Any forward-looking statement speaks only as of the date on which such statement was made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for the Company to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Overview

     We provide network management services that allow enterprises and carriers to outsource some or all network-specific activities in order to increase network reliability and up-time, reduce overall network costs, and simplify timely migration to new technologies. We were incorporated in September 1985 in the State of Delaware and began operating in the second half of 1987. Until December 1996, substantially all of our services revenues were derived from the sale of data transport services. To provide these transport services, we leased network transmission facilities from major carriers, and we also resold AT&T's transport services. We began developing our first remote network management service offering for WANs in early 1993 and began offering that service, together with AT&T's transport services, in the quarter ended March 31, 1994. We began selling network management services separately from our data transport services in the quarter ended March 31, 1995. We introduced our first security service in the quarter ended September 30, 1996. We discontinued our data transport business in the quarter ended December 31, 1996. We began offering network management services for LANs in the quarter ended June 30, 1997.


  Revenues

     Our revenues consist of network management services revenues as well as equipment resales and other revenues. Our network management services include both recurring and nonrecurring revenues:

     . Revenues from recurring services represent monthly fees charged to resellers or end users for our network management services. Recurring network management services revenues are typically based on the number of devices under management and are recognized in the period in which the services are rendered. In the six months ended September 30, 1999, approximately 60% of network management services revenues were from recurring services.

     . Non-recurring network management services consist of data network design, project implementation services and equipment installation services, as well as one-time project and development assignments that assist resellers in defining and creating new network management services. Non-recurring network management services revenues are generally recognized upon completion of the assignment or service. For example, we charge fees for project implementation services on a per-location basis and we recognize revenues associated with these services upon completion of the network implementation for a location.

     Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises sold to by our direct sales force. Typical contracts for our services include an initial implementation fee plus a fixed monthly fee per managed device. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 1997, 1998 and 1999 and the three and six month periods ended September 30, 1999. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in some cases, require that we continue providing services throughout the term of the reseller's contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

     Our network management services for WANs typically include a guarantee providing end-to-end network availability for at least 99.5% of the time in any given month. In the event the guaranteed availability is not achieved, we generally are obligated to refund our WAN management fees for that month. This guarantee covers some components of the end user's WAN, such as the transport services provided by the end user's carrier, that are not directly under our control. As a result, we may, in some instances, refund amounts to customers for circumstances beyond our control. We establish a reserve against guarantees we offer. Guarantee payments have not been significant in relation to network management services revenue in any month, other than in May 1998 when a major carrier's network was inoperable for an extended number of hours. In order to enhance our relationships with direct customers using that carrier's service, we refunded all of the management fees for that month to those direct customers, even though the outage was outside the coverage of our guarantee. The cost of that refund was $64,000. In the future, refunds made under our guarantees or otherwise could have a material adverse impact on the results of our operations.

     We derive equipment and other revenues from the resale of customer premise equipment, or CPE, and from the sale of CPE maintenance contracts to our network management services customers. CPE is networking equipment which usually resides at the customer's location and includes routers, customer service units or CSUs, and LAN switches. We utilize CPE produced by Cisco and, to a lesser extent, by 3Com, Bay/Nortel, Paradyne and others. We recognize revenues from the sale of CPE upon shipment to the end user. However, if the transaction is financed through our lease financing subsidiary, we recognize the revenues upon sale of the underlying lease contract on a non-recourse basis. We recognize revenues from CPE maintenance contracts on a monthly basis as the services are provided. We only resell CPE to our network management services customers. We expect to limit discounts on CPE and encourage end users to purchase equipment from other sources. Further, as an alternative to selling CPE to our resellers, we have recently amended some of our reseller agreements such that we receive management fees for ordering CPE and managing CPE inventories for these resellers. Although we believe some of our customers will continue to purchase CPE from us, our strategy is to focus on our network management services which generate higher margins. We therefore anticipate that revenues from CPE sales will decline as we seek to manage our mix of revenues.

     We currently have a network management services contract with two business units within AT&T: AT&T Solutions and AT&T Business Network Services. AT&T accounted for 30% of our total revenues in fiscal year 1997, 52% of our total revenues in fiscal year 1998, 59% of our total revenues in fiscal year 1999 and 71% of our total revenues for the six month period ended September 30, 1999. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues at least through fiscal year 2000 and it is possible that this percentage could increase. No other customer accounted for more than 10% of our revenues in fiscal year 1997, 1998 or 1999 or in the three and six month periods ended September 30, 1999.

     Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S.-based customers.



Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1999

  Revenues

     Total revenues. Total revenues increased 45%, from $6.4 million in the three months ended September 30, 1998 to $9.3 million in the three months ended September 30, 1999.

     Network management services.   Revenues from network management services
increased 79%, from $3.1 million in the three months ended September 30, 1998 to $5.5 million in the three months ended September 30, 1999, representing 48% of total revenues in the three months ended September 30, 1998 and 59% of total revenues in the three months ended September 30, 1999. Approximately one-half of the dollar increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract. The remainder of the increase was due to increased implementation and installation revenues resulting from higher volumes of newly installed sites and increased management fees for ordering and managing CPE for selected resellers.

     Equipment and other. Revenues from equipment and other increased 13%, from $3.3 million in the three months ended September 30, 1998 to $3.8 million in the three months ended September 30, 1999, as a result of an increase in the number of equipment maintenance contracts in place. Revenues from equipment sales decreased slightly as a result of amendments we have made to some of our reseller agreements whereby we receive management fees for ordering CPE and managing CPE inventories for these resellers. In addition, we expect to limit discounts on CPE and encourage end users to purchase equipment from other sources. We therefore anticipate that revenues from CPE sales will continue to decline as we seek to manage our mix of revenues.


  Costs of revenues

     Cost of network management services.   Cost of network management services
includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 59%, from $2.0 million in the three months ended September 30, 1998 to $3.1 million in the three months ended September 30, 1999, representing 64% of network management services revenues in the three months ended September 30, 1998 and 57% of such revenues in the three months ended September 30, 1999. The dollar increase was due primarily to the addition of personnel to accommodate growth, upgrades to the network management infrastructure and, to a lesser extent, increased subcontractor costs related to installation of CPE. The percentage decrease was due primarily to improvements in processes and tools which have resulted in a higher number of managed devices per operations employee.

     Cost of equipment and other.   Cost of equipment and other includes the
purchase of CPE from manufacturers and distributors, maintenance contracts purchased for resale to end users, and capital equipment maintained by us for replacement of failed units. These costs are expensed in the period the related revenues are recognized, other than costs associated with capital equipment maintained by us for the replacement of failed units. The cost of replacement units is amortized generally over three years, with the unamortized balance expensed when the replacement unit is used. Cost of equipment and other increased 13%, from $2.6 million in the three months ended September 30, 1998 to $3.0 million in the three months ended September 30, 1999, representing 79% of equipment and other revenues in the three months ended September 30, 1998 and 78% of such revenues in the three months ended September 30, 1999. The increase in dollars was due to a higher number of equipment maintenance contracts in place during the three months ended September 30, 1999, partially offset by reduced costs of resold equipment resulting from the decrease in equipment resales.


  Operating expenses

     Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses increased 29%, from $459,000 in the three months ended September 30, 1998 to $591,000 in the three months ended June 30, 1999, representing 7% of total revenues in the three months ended September 30, 1998 and 6% of total revenues in the three months ended September 30, 1999. The increase in dollars was due to an increase in the number of software and service development personnel devoted to the development and enhancement of network management tools and our network management services. The decrease as a percentage of total revenues was affected by our decision to manage development spending to a lower level as a percentage of total revenues. We anticipate that development costs may increase as a percentage of total revenues over the remainder of fiscal year 2000 as additional development personnel are added.

     Selling and marketing.   Sales and marketing expenses consist primarily of
salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 42%, from

$723,000 in the three months ended September 30, 1998 to $1.0 million in the three months ended September 30, 1999, representing 11% of total revenues in the three months ended September 30, 1998 and 1999. The increase in dollars was due to increased spending for advertising and other promotional activities, including a planned customer summit meeting, as well as costs related to the addition of sales and marketing personnel. We anticipate that sales and marketing costs may increase slightly as a percentage of total revenues over the remainder of fiscal year 2000, as additional sales and marketing personnel are added or promotional activities are expanded.

     General and administrative.   General and administrative expenses consist
primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is all employee training sponsored by us, as well as most costs of recruiting and relocating new employees. General and administrative expenses increased 29%, from $512,000 in the three months ended September 30, 1998 to $663,000 in the three months ended June 30, 1999, representing 8% of total revenues in the three months ended September 30, 1998 and 7% of total revenues in the three months ended September 30, 1999. The dollar increase was due primarily to additional spending related to recruiting of new employees. The decrease as a percentage of total revenues is primarily the result of higher total revenues in the three months ended September 30, 1999.


  Other income, net

     Other income, net consists primarily of interest expense from our leases for capital equipment, offset by interest income earned on our cash balances. Other income, net increased from $23,000 in the three months ended September 30, 1998 to $31,000 in the three months ended September 30, 1999, representing less than 1% of total revenues in both periods. The dollar increase was due primarily to lower interest expense in the three months ended September 30, 1999.


  Income tax expense (benefit)

     The income tax provision recorded for the three months ended September 30, 1998 was zero, compared to a benefit of $1.1 million for the three months ended September 30, 1999. The benefit in the three months ended September 30, 1999 is attributable to a reduction in the deferred tax asset valuation allowance. In August, 1999, we determined that a portion of the deferred tax asset, which had been fully reserved at March 31, 1999, would more likely than not be utilized. Accordingly, the valuation allowance was reduced.



Six months ended September 30, 1998 compared to six months ended September 30, 1999

  Revenues

     Total revenues. Total revenues increased 53%, from $12.0 million in the six months ended September 30, 1998 to $18.4 million in the six months ended September 30, 1999.

     Network management services.   Revenues from network management services
increased 79%, from $5.6 million in the six months ended September 30, 1998 to $10.1 million in the six months ended September 30, 1999, representing 47% of total revenues in the six months ended September 30, 1998 and 55% of total revenues in the six months ended September 30, 1999. Approximately one-half of the dollar increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract. The remainder of the increase was due to increased implementation and installation revenues resulting from higher volumes of newly installed sites and increased management fees for ordering and managing CPE for selected resellers.

     Equipment and other. Revenues from equipment and other increased 31%, from $6.3 million in the six months ended September 30, 1998 to $8.3 million in the six months ended September 30, 1999, primarily as a result of an increase in the number of equipment maintenance contracts in place and, to a lesser extent, increased sales of CPE.

Revenues from CPE sales grew at a slower rate as a result of amendments we have made to some of our reseller agreements whereby we receive management fees for ordering CPE and managing CPE inventories for these resellers. In addition, we expect to limit discounts on CPE and encourage end users to purchase equipment from other sources. We therefore anticipate that revenues from CPE sales will continue to decline as we seek to manage our mix of revenues.


  Costs of revenues

     Cost of network management services. Cost of network management services increased 53%, from $3.8 million in the six months ended September 30, 1998 to $5.8 million in the six months ended September 30, 1999, representing 67% of network management services revenues in the six months ended September 30, 1998 and 58% of such revenues in the six months ended September 30, 1999. The dollar increase was due primarily to the addition of personnel to accommodate growth, upgrades to the network management infrastructure and, to a lesser extent, increased subcontractor costs related to installation of CPE. The percentage decrease was due primarily to improvements in processes and tools which have resulted in a higher number of managed devices per operations employee.

     Cost of equipment and other. Cost of equipment and other increased 31%, from $5.0 million in the six months ended September 30, 1998 to $6.5 million in the six months ended September 30, 1999, representing 78% of equipment and other revenues in the six months ended September 30, 1998 and 79% of such revenues in the six months ended September 30, 1999. The increase in dollars was due to a higher number of equipment maintenance contracts in place and to a lesser extent an increased volume of CPE sales in the six months ended September 30, 1999.


  Operating expenses

     Development.   Development expenses increased 29%, from $905,000 in the six months ended September 30, 1998 to $1.2 million in the six months ended June 30, 1999, representing 8% of total revenues in the six months ended September 30, 1998 and 6% of total revenues in the six months ended September 30, 1999. The increase in dollars was due to an increase in the number of software and service development personnel devoted to the development and enhancement of network management tools and our network management services. The decrease as a percentage of total revenues was affected by our decision to manage development spending to a lower level as a percentage of total revenues.

     Selling and marketing. Sales and marketing expenses increased 35%, from $1.5 million in the six months ended September 30, 1998 to $2.0 million in the six months ended September 30, 1999, representing 12% of total revenues in the six months ended September 30, 1998 and 11% of total revenues in the six months ended September 30, 1999. The increase in dollars was due to increased spending for advertising and other promotional activities, including a planned customer summit. The increase was also caused by the addition of sales and marketing personnel.

     General and administrative. General and administrative expenses increased 22%, from $1.1 million in the six months ended September 30, 1998 to $1.3 in the six months ended June 30, 1999, representing 9% of total revenues in the six months ended September 30, 1998 and 7% of total revenues in the six months ended September 30, 1999. The dollar increase was due primarily to additional spending related to recruiting of new employees. The decrease as a percentage of total revenues is primarily the result of higher total revenues in the six months ended September 30, 1999.


  Other income, net

     Other income, net increased from $71,000 in the six months ended September 30, 1998 to $77,000 in the six months ended September 30, 1999, representing less than 1% of total revenues in both periods. The increase is primarily due to lower interest expense in the six months ended September 30, 1999.


  Income tax expense (benefit)

     The income tax provision recorded for the six months ended September 30, 1998 was zero, compared to a benefit of $2.2 million for the six months ended September 30, 1999. The benefit in the six months ended September 30, 1999 is attributable to a reduction in the deferred tax asset valuation allowance. In August, 1999, we determined that a portion of the deferred tax asset, which had been fully reserved at March 31, 1999, would more likely than not be utilized. Accordingly, the valuation allowance was reduced.


Quarterly results of operations

     Although our total revenues have increased in each of the last ten quarters, results of operations have varied from quarter to quarter. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may fluctuate as a result of many factors, including our ability to renew or retain existing end-user and reseller relationships, the cost of introducing new service offerings and the profitability of such offerings, and the level and nature of competition. Further, we may be unable to adjust spending rapidly enough to compensate for any significant fluctuations in the number of new managed devices implemented in a given period. Any significant shortfall in the number of new managed devices could therefore seriously damage our business. Finally, there can be no assurance that we will be profitable in the future or, if we are profitable, that our levels of profitability will not vary significantly between quarters.


Liquidity and capital resources

     Net cash used in operating activities for the six months ended September 30, 1998 was $426,000. Net cash provided by operating activities for the six months ended September 30, 1999 was $1.1 million.

     We used $1.1 million and $1.3 million in the six month periods ended September 30, 1998 and September 30, 1999 to purchase capital assets primarily used in the delivery of our network management services. We currently have no material commitments for capital expenditures. Proceeds from leases of capital equipment totaled $562,000 for the six month period ended September 30, 1998 and $0 for the six month period ended September 30, 1999. We paid $328,000 for the six month period ended September 30, 1998 and $457,000 for the six month period ended September 30, 1999, toward our lease obligations for capital equipment. We intend to continue to add sales, marketing and development resources over the next 12 months; however, we anticipate that costs associated with sales, marketing and development initiatives will not materially increase as a percentage of revenues and will not result in significant uses of working capital.

     As of September 30, 1999, we had $5.7 million in cash and cash equivalents, $4.2 million in net accounts receivable and $9.6 million in working capital. We believe that the net proceeds received from the initial public offering, which totaled $48.5 million including the underwriters' overallotment, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures and any potential future acquisitions for at least 12 months. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

     In October 1999, the Company received aggregate proceeds from its initial public offering of its common stock in an amount (net of expenses) of approximately $48.5 million. These funds will be invested in short-term, investment-grade, interest-bearing securities pending their use.

     As of March 31, 1999, we had net operating loss carryforwards of approximately $17.2 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2004 if not utilized. We have alternative minimum tax credit carryforwards of $196,000 which do not expire. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ''change in ownership'' provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization. We provided a full valuation allowance on the deferred tax asset at March 31, 1999 because of uncertainty regarding its realization. During the quarter ended June 30, 1999, we determined that a full valuation allowance was no longer warranted and accordingly reduced the allowance by $1.2 million. For the quarter ended September 30, 1999, we further reduced the valuation allowance by $1.1 million. In determining the appropriate amount of valuation allowance required, we considered factors such as the history of operating losses, the recent consecutive quarters of income, future profitability expectations, and the nature of the deferred tax assets.


Year 2000 readiness

     Many existing computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether ''00'' means 1900 or 2000. This may result in software failures or the creation of erroneous results.

     Our state of readiness.   Our business depends on the operation of numerous
systems that could potentially be impacted by year 2000 related problems. These systems include:

     .  computer hardware and software systems used to provide services;

     .  computer hardware and software applications used to manage our business;

     .  computer operating systems;

     .  communications hardware and software systems, and networks such as Frame
          Relay, the Internet and private intranets used to provide services or to manage our business; and

     . non-information technology systems and services we use to manage our business, such as telephone, security and building management systems.

     We utilize a number of hardware platforms to operate our software applications and primarily utilize Windows 95/98, Windows NT, Unix and Linux operating systems. Our software applications are therefore dependent upon the correct processing of dates by these systems. In addition, we use other software systems for internal business purposes, including accounting, email, and development. All of these applications have been purchased or upgraded within the preceding twelve months. In July 1999, we completed a conversion of our financial and accounting system for accounts payable, accounts receivable and general ledger accounts, in order to upgrade the systems' functionality and to make the system year 2000 compliant.

     We have completed our assessment of our year 2000 readiness and are in the final stages of completing the required corrective actions we have identified. Based on an analysis of all systems potentially impacted by conducting business in year 2000 and beyond, we have pursued a phased approach to making our systems and our operations ready for the year 2000. This process has included the following:

     . identifying and reviewing internally-developed systems for year 2000 compliance;

     . identifying third party hardware and software systems for year 2000 compliance;

     . conducting research with third party suppliers of the systems and software that we believe are critical to our business regarding their year 2000 readiness;

     . reviewing information published by third-party suppliers regarding the year 2000 compliance of their products;

     . modifying internally developed systems and upgrading third party provided systems as required based on our assessment of year 2000 readiness; and

     . validating and testing technologically compliant year 2000 solutions after completing any modifications or upgrades.

     Each of the third party suppliers has indicated through publicly available information or through its web site that it believes its applications or systems are year 2000 compliant. Based on this review, and our internal procedures outlined above, we do not believe that the underlying hardware and operating systems that we utilize to operate our software applications contain material year 2000 deficiencies.

     The table below provides a summary of the status and timing of our internal readiness activities:

                                                                                                 Targeted
Systems                                                           Status                        Completion
-------                                           ----------------------------------------      ----------
Computer hardware and software systems used       Systems upgraded or replaced as                Completed
to manage our business                            appropriate, including validation and
                                                  testing

Non-information technology systems and            Systems upgraded or replaced as                Completed
services we use to manage our business            appropriate, including validation and
                                                  testing

Communications hardware and software              Systems upgraded or replaced as                11/30/99
systems and networks                              appropriate, including validation and
                                                  testing, except for previously planned
                                                  replacements of identified internal LAN
                                                  hardware

Computer operating systems                        Systems upgraded or replaced as                Completed
                                                  appropriate, except for upgrades to
                                                  Windows NT 4.0

Computer hardware and software systems used       Systems upgraded or replaced as                Completed
to provide services                               appropriate, including validation and
                                                  testing, except for one third party tool

     Contingency plans. We have not yet developed a specific contingency plan for handling year 2000 problems that are not detected and corrected prior to their occurrence. Depending on our systems affected, our year 2000 contingency actions could include:

     . accelerated replacement of affected equipment or software, resulting in higher equipment expense and depreciation;

     .  short to medium term use of backup equipment and software;

     . increased work hours for our staff, resulting in higher compensation expense and possibly higher employee turn-over; and

     . use of contract personnel to correct any year 2000 problems that arise or to develop manual work-arounds for information systems, each on an accelerated schedule.

While we may be materially adversely affected by year 2000 problems attributable to a third party such as a telecommunications carrier, the resolution of those problems may be outside of our control.

     Costs to address year 2000 issues.   To date, the costs for conducting our
assessment have not been material, and we expect total costs incurred in connection with completing our year 2000 project to be less than $100,000 based on the nature of the remaining work as determined from our assessment of the year 2000 readiness of our systems. We cannot be sure that additional year 2000 issues will not be discovered in our internal or external software systems. If any issues are discovered with respect to a product or system, we cannot be sure that the costs of making that product or system year 2000 ready will not harm our business and financial condition.

     Potential adverse effects of failure to timely resolve year 2000 issues. Despite our assessment, corrective actions and testing, our software applications and the underlying hardware systems and protocols running the software may contain undetected errors or defects associated with year 2000 date functions. Our software applications operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material year 2000 failure. Known or unknown errors or defects that affect the operation of our software could result in:

     .  delay or loss of revenues;

     .  cancellation of customer contracts;

     .  increased service and guarantee costs;

     .  damage to our reputation;

     .  diversion of development resources; and

     .  litigation costs.

Any of these results could adversely affect our business, financial condition and results of operations.

Risk Factors

We may be unable to operate profitably in the future.

     We may not operate profitably. Although we began operating in 1987, we did not introduce our first network management service until the quarter ended March 31, 1994. Our track record of operating profitably in the network management services business is short, and it is difficult to predict our future revenues and operating results. We have previously incurred substantial net losses. Our ability to operate profitably in the future depends on increasing sales of our services while maintaining sufficient gross profit margins. We must, among other things:

     . maintain satisfactory relationships with resellers such as AT&T, our largest customer, and network equipment manufacturers such as Cisco;

     . establish relationships with additional marketing partners for the resale of our services;

     . develop software to make our principal existing service, ProWatch for WANs, more efficient and economical;

     .  develop and sell other network management services; and

     . maintain reliable, uninterrupted service from our network management center 24 hours per day, seven days per week.


Our revenues will decline significantly and our business will be adversely affected if AT&T discontinues, or materially reduces, sales of our services.

     Sales to AT&T, which resells our services to its customers, accounted for 59% of our total revenues in the fiscal year ended March 31, 1999 and 74% and 71% of our total revenues for the three and six months ended September 30, 1999. We expect sales to AT&T to continue to comprise a substantial percentage of our revenues at least through fiscal year 2000 and it is possible this percentage could increase. To the extent we continue to depend on AT&T for a large portion of our sales, our total revenues will decline materially if AT&T discontinues selling our services or significantly reduces its sales of our services. We cannot be sure that we will be successful in reducing our dependence on AT&T in the future.

     Our existing agreements with AT&T expire at various dates beginning in December 1999. In addition, a number of the orders for services that we provide to AT&T's customers under an agreement expiring in December 2001 can be cancelled beginning in July 2000 and all new orders placed after June 30, 1999 can be cancelled beginning July 2001. Our agreements with AT&T are not exclusive arrangements. We will need to maintain a good working relationship with different business units of AT&T in order to maintain the business we currently provide to AT&T's customers and to encourage AT&T to sell our services to additional customers. Problems in our relationship with AT&T would seriously damage our business. We cannot assure you that AT&T will continue to sell our services to existing or additional AT&T customers. A substantial reduction in our AT&T business would result in diminished revenues for an extended period of time as we attempted to replace that business.

     On December 9, 1998, AT&T announced that it was acquiring IBM's Global Network business, which services the networking needs of global companies, mid-sized businesses and individual Internet users. We are unable to predict what impact, if any, this acquisition will have on our relationship with AT&T.


Our quarterly results may fluctuate and cause the price of our common stock to fall.

     Our revenues and results of operations are difficult to predict and may fluctuate significantly from quarter to quarter. If either our revenues or results of operations fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically.

     Our revenues are difficult to forecast and may fluctuate for a number of reasons:

     . the market for network management services is relatively new, and we have no reliable means to assess overall customer demand;

     . we derive a majority of our revenues from AT&T and other resellers, and our revenues therefore depend significantly on the willingness and ability of AT&T and those other resellers to sell our services to their customers;

     . we may not be able to attract additional resellers to market our services as expected;

     . we expect to encourage end users to purchase equipment from other sources, and we therefore anticipate that our revenues from equipment resales will continue to decline as we seek to manage our mix of revenues;

     .  we may not add new end users as rapidly as we expect;

     . we may lose existing end users as the result of competition, problems with our services or, in the case of end users who are customers of our resellers, problems with the reseller's services; and

     . we may not be able to develop new or improved services as rapidly as they are needed.

     Most of our expenses, particularly employee compensation and rent, are relatively fixed. As a result, variations in the timing of revenues could significantly affect our results of operations from quarter to quarter and could result in quarterly losses.


Our future operating results may vary by season, which will make it difficult to predict our future performance.

     As a result of seasonal factors, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful. These factors may adversely affect our operating results or cause our operating results to fluctuate, resulting in a decrease in our stock price. You should not rely on our quarterly results of operations to predict our future performance.

     Our bookings may be slower during the months of July and August due to the vacation schedules of our resellers' sales and marketing employees. This situation may lead to lower levels of revenues earned during the following fiscal quarter, which ends December 31.

     Our revenues during our third and fourth fiscal quarters may be more volatile and difficult to predict due to the budgeting and purchasing cycles of our end users. End users typically purchase our services at the same time they purchase new network equipment such as routers. As a result, the timing of their large capital expenditures could affect the timing of their purchases of our services. Some end users may not be able to purchase network equipment and our services near the end of a calendar year due to depleted budgets. Other end users may accelerate purchases in order to use an unspent portion of their budget.


The market for our services is new and evolving rapidly, and our business will be seriously damaged if the market does not develop as we expect.

     Our long-term viability depends significantly upon the acceptance and use of remote network management services by mid-sized companies. The market for remote network management services is new and rapidly evolving. This market environment makes it more difficult to determine the size and growth of the market and to predict how this market will develop. Changes in technology, the availability of qualified information technology professionals and other factors that make internal network management more cost effective than remote network management would adversely affect the market for our services. Our business may be seriously damaged if this market fails to grow, grows more slowly than we expect or develops in some way that is different from our expectations.


We must establish relationships with additional resellers in order to increase our revenues and become consistently profitable.

     We expect to rely increasingly on resellers such as telecommunications carriers, Internet service providers and data networking value-added resellers to market our services. We must establish these alternative sales channels in order to increase our revenues and become consistently profitable. We have limited experience in managing sales through resellers. We have only recently begun to develop these sales channels, and we have established relationships with only a few resellers. Except for AT&T, these resellers have not generated significant sales of our services to date and may not succeed in marketing our services in the future.

     Our agreements with resellers, including AT&T, generally do not require that the resellers sell any minimum level of our services and generally do not restrict the resellers' development or sale of competitive services. We cannot be sure that these resellers will dedicate resources or give priority to selling our services. In addition, resellers may seek to make us reduce the prices for our services in order to lower the total price of their equipment, software or service offerings.


Reseller relationships may adversely affect our business by weakening our relationships with end users, decreasing the strength of our brand name and limiting our ability to sell services directly to resellers' customers.

     If we succeed in increasing our sales through resellers, we may have weaker relationships with the end users of our services. This may inhibit our ability to gather customer feedback that helps us improve our services, develop new services and monitor customer satisfaction. We may also lose brand identification and brand loyalty, since our services may be identified by private label names or may be marketed differently by our resellers. A failure by any of our resellers to provide their customers with satisfactory products, services or customer support could injure our reputation and seriously damage our business. Our agreements with these resellers may limit our ability to sell our services directly to the resellers' customers in the future.


Any material decrease in sales of our WAN management services will significantly reduce our total revenues and adversely affect our business.

     Competitive pressures or other factors that adversely affect sales of our wide area network, or WAN, management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 98% of our recurring network management services revenues in the fiscal year ended March 31, 1999. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate substantially all of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services, as well as our ability to introduce enhanced versions of these services that make these services more efficient and economical.

Our failure to develop and sell additional services could impair our financial results and adversely affect our business.

     Our future financial performance will depend in part on our ability to develop, introduce and sell new and enhanced network management services other than WAN management services, including services that:

     . address the increasingly sophisticated needs of current and prospective end users; and

     . respond on a timely and cost-effective basis to technological advances and emerging industry standards and protocols.

     Although we have developed new services, such as network management services for local area networks, or LANs, and network security services, we have not derived significant revenues from these services to date. We cannot be sure that we will be successful selling these services or developing additional services on time or on budget. The development of new services is a complex and uncertain process. The newness of the market for remote network management services makes it difficult to determine whether a market will develop for any particular network management service. If we succeed in increasing the percentage of our revenues that is derived from resellers, we may have weaker relationships with the end users of our services, making it even more difficult for us to identify services acceptable to our target market of mid-sized companies. We cannot assure you that future technological or industry developments will be compatible with our business strategy or that we will be successful in responding to these changes in a timely or cost-effective manner. Our failure to develop and sell services other than WAN management services could seriously damage our business.


Our business may be harmed if we lose the services of our chief executive officer.

     Our ability to build our business and compete effectively depends to a significant degree on the skills, experience and efforts of our executive officers, particularly Craig S. Tysdal, our president and chief executive officer. Mr. Tysdal has led us during our transition from our data transport business to the network management services field. He is our key representative in our relationship with AT&T. We do not have employment contracts requiring Mr. Tysdal or any of our other personnel to continue their employment for any period of time, and we do not maintain key man life insurance on Mr. Tysdal or any of our other personnel. The loss of the services of Mr. Tysdal would seriously damage our business.


In order to support our business, we must hire additional information technology professionals, who are in extremely short supply.

     We derive all of our revenues from network management services and related resales of equipment. These services can be extremely complex, and in general only highly qualified, highly trained information technology, or IT, professionals have the skills necessary to develop and provide these services. In order to continue to support our current and future business, we need to attract, motivate and retain a significant number of qualified IT professionals. Qualified IT professionals are in short supply, and we face significant competition for these professionals, from not only our competitors but also our end users, marketing partners and other companies throughout the network services industry. Other employers may offer IT professionals significantly greater compensation and benefits or more attractive career paths or geographic locations than we are able to offer. Any failure on our part to hire, train and retain a sufficient number of qualified IT professionals would seriously damage our business.


We could incur significant costs if we are unable to retain our information technology professionals.

     Because of the limited availability of IT professionals, we seek to hire persons who have obtained college bachelor's degrees and then train those persons to provide our services. As a result, we invest a significant amount of time and money in training these new employees before they begin to support our business. We do not enter into employment agreements requiring these employees to continue in our employment for any period of time. Departures of trained employees could limit our ability to generate revenues and would require us to incur additional costs in training new employees.


We currently compete most directly with our customers' internal solutions, and we expect increasing competition from other network services companies.

     To compete successfully, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our services, as well as our sales programs and channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could seriously damage our business.

     We face competition from different sources. Currently, we compete principally with potential end users' and resellers' internal network administration organizations. These organizations may have developed tools and methodologies to manage their network processes and may be reluctant to adopt applications offered by third parties like us.

     If the market for out-sourced network management services grows as we expect, we believe this market will become highly competitive. Competition is likely to increase significantly as new network management services companies enter the market and current competitors expand their service and product lines. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

     .  larger technical staffs;

     .  more established sales channels;

     .  more software development experience;

     .  greater name recognition; and

     . substantially greater financial, marketing, technical and other resources.


If our operations are interrupted, we may lose customers and revenues.

     We must be able to operate our network management infrastructure 24 hours per day, seven days per week without interruption. If our operations are interrupted, we may lose customers and revenues. All of our network management services are provided remotely from our network management center, which is located at a single site in Austin, Texas. We do not have any redundant systems or facilities at a separate geographic location. In order to operate without interruption, we must guard against:

     . power outages, fires, tornados and other natural disasters at our network management center;

     .  telecommunications failures;

     .  equipment failures or ''crashes;''

     .  security breaches; and

     .  other potential interruptions.

     Any interruptions could:

     . require us to make payments on the contractual performance guarantees we offer our customers;

     .  cause end users to seek damages for losses incurred;

     . require us to spend more money replacing existing equipment or adding redundant facilities;

     .  damage our reputation for reliable service;

     .  cause existing end users and resellers to cancel our contracts; or

     .  make it more difficult for us to attract new end users and resellers.


Our revenues would decline and our business would be adversely affected if the networking equipment and carrier services we support become obsolete or are otherwise not used by a large part of our target market.

     As part of our strategy, we have elected to support only selected providers of networking equipment and carrier services. For example, we support routers manufactured by 3Com, Bay/Nortel and Cisco, but not by other equipment providers. Our services cannot be used by companies with networking equipment and carrier services that we do not support. Our business would be seriously damaged if, in the future, the networking equipment manufacturers and carrier services that we support were not the predominant providers to our target market or if their equipment or services became unavailable or significantly more expensive. Technological advances that make obsolete any of the networking equipment and carrier services that we support, or that offer significant economic or functional advantages over the equipment and services, also could limit or reduce our revenues or could force us to incur significant costs attempting to support other networking equipment and carrier services.


We may be unable to protect our intellectual property, and we could incur substantial costs defending our intellectual property from infringement or claims of infringement made by others.

     Our business and financial performance depends to a significant degree upon our software and other proprietary technology. The software industry has experienced widespread unauthorized reproduction of software products. We have no patents. The steps we have taken may not be adequate to deter competitors from misappropriating our proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

     We could be the subject of claims alleging infringement of third-party intellectual property rights. In addition, we may be required to indemnify our distribution partners and end users for similar claims made against them. Any infringement claim could require us to spend significant time and money in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. As a result, any infringement claim could seriously damage our business.


Problems related to the year 2000 issue could cause internal system failures that impair our operations.

     Many currently installed computer systems and software products only accept two digits to identify the year in any date. Thus, the year 2000 will appear as ''00,'' which the system might consider to be the year 1900 rather than 2000. This could result in system failures, delays or miscalculations. Computer systems and software that have not been developed or enhanced recently may need to be upgraded or replaced to comply with year 2000 requirements.

     We have only recently completed the conversion of our internal financial and accounting system to make it year 2000. We expect to spend less than $100,000 to complete all remaining hardware and software upgrades in order to be year 2000 compliant. If, however, we discover significant year 2000 errors or defects, we could incur substantial costs and our operations could be seriously disrupted. We have not developed a specific contingency plan for handling year 2000 problems.


PART II.   OTHER INFORMATION

Item  2.   Changes in Securities and Use of Proceeds

Use of Proceeds

     The Company's registration statement on Form S-1 (File No. 333-65691) was declared effective on September 28, 1999. An offering of the Company's common stock was commenced on September 29, 1999. The offering, for which BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC served as managing underwriters, terminated following the sale of all of the shares offered. During the period from the effective date of the registration statement until September 30, 1999, no offering expenses were incurred by the Company and no disposition of net proceeds of the offering was made by the Company. Proceeds of the offering were received by the Company on October 4, 1999 and October 28, 1999.



Item  6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS


     27.1  Financial Data Schedule.

      (b)  Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended September 30, 1999.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 15, 1999      NETSOLVE, INCORPORATED


                              By:     /s/  Craig S. Tysdal
                                      ---------------------------------------
                                      Craig S. Tysdal
                                      President and Chief Executive Officer



                              By:     /s/  Kenneth C. Kieley
                                      ---------------------------------------
                                      Kenneth C. Kieley
                                      Vice President-Finance, Chief Financial
                                      Officer and Secretary