Form 10-Q
period 1999-12-31
NETSOLVE INC
filed 2000-02-14
CIK 1071342

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999


       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



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

Yes  X   No
    ---     ---


  Number of shares outstanding of the issuer's common stock, $.01 par value, as of February 10, 2000: 14,225,200

                            NETSOLVE, INCORPORATED

                                     INDEX



PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 1999 and December 31, 1999 (unaudited)...............   3

         Condensed Consolidated Statements of Operations for
         the three and nine month periods ended December 31, 1998
         and 1999 (unaudited)...........................................   4

         Condensed Consolidated Statements of Cash Flows for
         the nine month periods ended December 31, 1998 and
         1999 (unaudited)...............................................   5

         Notes to Condensed Consolidated Financial Statements...........   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation.............................   9

PART II. OTHER INFORMATION

Item  2. Changes in Securities and Use of Proceeds

         Use of proceeds................................................  21

Item 6.  Exhibits and Reports on Form 8-K...............................  22

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            NETSOLVE, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                          March 31,         December 31,
                                                          ---------         ------------
                                                            1999                1999
                                                            ----                ----
                                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...................            $  2,764             $ 54,447
  Restricted cash.............................                 642                  458
  Certificates of deposit.....................               2,000                  --
  Accounts receivable, net of allowance for
   doubtful accounts of $227 at March 31,
   1999 and $225 at December 31, 1999.........               2,622                5,045
  Inventory...................................                 279                  389
  Prepaid expenses and other assets...........               1,267                2,045
  Deferred tax assets.........................                 --                 2,624
                                                          --------             --------
Total current assets..........................               9,574               65,008

Restricted cash...............................               1,638                  427
Property and equipment:
  Network communications equipment............                  71                   71
  Computer equipment and software.............               2,601                4,864
  Other equipment.............................                 173                  363
  Furniture, fixtures and leasehold
   improvements...............................                 865                1,691
  Equipment held under capital leases.........               3,108                2,032
                                                          --------             --------
                                                             6,818                9,021

  Less accumulated depreciation and
   amortization...............................              (3,571)              (4,769)
                                                          --------             --------
Net property and equipment....................               3,247                4,252
Other Assets..................................                 477                   47
                                                          --------             --------

Total Assets..................................
                                                          $ 14,936             $ 69,734
                                                          ========             ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable............................            $  1,569             $  2,033
  Accrued liabilities.........................               1,914                2,662
  Capital leases obligation...................                 809                  584
                                                          --------             --------
Total current liabilities.....................               4,292                5,279

Capital leases obligation, net of current
 portion......................................               1,027                  482
Redeemable convertible preferred stock,
 $.10 par value; 7,500,000 shares
 authorized;  6,394,727 and 0 issued and
 outstanding at March 31, 1999 and December
 31, 1999, respectively; aggregate
 liquidation preferences of $44,146 at
 March 31, 1999 and $0 at December 31, 1999...              44,146                  --
Stockholders' equity (deficit):
 Common stock, $.01 par value; 25,000,000
  shares authorized; 3,336,444 and
  14,077,598  issued and outstanding at
  March 31, 1999 and December 31, 1999,
  respectively................................                  33                  141
  Additional paid-in capital..................                 --                77,786
  Deferred compensation.......................                 --                  (277)
  Accumulated deficit.........................             (34,562)             (13,677)
                                                          --------             --------
Total stockholders' equity (deficit)..........             (34,529)              63,973
                                                          --------             --------

Total liabilities, redeemable convertible
 preferred stock and stockholders' equity
 (deficit).....................................           $ 14,936             $ 69,734
                                                          ========             ========

                            See accompanying notes.

                             NETSOLVE, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                                                       Nine Months
                                                                                       Three Months Ended                 Ended
                                                                                          December 31,                 December 31,
                                                                                          ------------                 ------------
                                                                                   1998      1999      1998               1999
                                                                                   ----      ----      ----               ----
                                                                                           (unaudited)                 (unaudited)
Revenues:
 Network management services.......................................               $ 3,335   $ 6,300    $ 8,976           $16,386
 Equipment and other...............................................                 3,557     2,795      9,901            11,077
                                                                                  -------   -------    -------           -------
  Total revenues...................................................                 6,892     9,095     18,877            27,463
Costs of revenues:
 Cost of network management services...............................                 2,098     3,296      5,880             9,101
 Cost of equipment and other.......................................                 2,663     2,047      7,613             8,555
                                                                                  -------   -------    -------           -------
  Total cost of revenues...........................................                 4,761     5,343     13,493            17,656
                                                                                  -------   -------    -------           -------
Gross profit.......................................................                 2,131     3,752      5,384             9,807
Operating expenses:
 Development.......................................................                   364       611      1,269             1,781
 Selling and marketing.............................................                   791     1,129      2,253             3,097
 General and administrative........................................                   511       888      1,564             2,173
 Amortization of deferred compensation.............................                    --        20         --                45
                                                                                  -------   -------    -------           -------
  Total operating expenses.........................................                 1,666     2,648      5,086             7,096
                                                                                  -------   -------    -------           -------
Operating income...................................................                   465     1,104        298             2,711
Other income (expense):
 Interest income...................................................                    71       696        253               839
 Interest expense..................................................                   (71)      (25)      (204)              (91)
 Other, net........................................................                     3        (2)        25                (2)
                                                                                  -------   -------    -------           -------
                                                                                        3       669         74               746
                                                                                  -------   -------    -------           -------
Income from continuing operations before income taxes..............                   468     1,773        372             3,457
Income tax expense (benefit).......................................                     6      (351)         6            (2,557)
                                                                                  -------   -------    -------           -------
Net income from continuing operations..............................                   462     2,124        366             6,014
Discontinued operations:
 Gain on sale of discontinued operations, net of applicable
  income taxes.....................................................                   98        --         98                --
                                                                                  -------   -------    -------           -------
Net income.........................................................               $   560   $ 2,124    $   464           $ 6,014
                                                                                  =======   =======    =======           =======
Dividends on redeemable convertible preferred stock................               $  (630)  $    --    $(1,890)          $(1,260)
                                                                                  -------   -------    -------           -------
Net income (loss) applicable to common stock.......................               $   (70)  $ 2,124    $(1,426)          $ 4,754
                                                                                  =======   =======    =======           =======
Basic net income (loss) per share from:
 Continuing operations.............................................               $ (0.05)  $  0.15    $ (0.46)          $  0.68
 Discontinued operations...........................................                  0.03        --       0.03                --
                                                                                  -------   -------    -------           -------
 Net income (loss).................................................               $ (0.02)  $  0.15    $ (0.43)          $  0.68

Weighted average shares used in basic per share calculation........                 3,298    13,873      3,288             6,995

Diluted net income (loss) per share from:
 Continuing operations.............................................               $ (0.05)  $  0.13    $ (0.46)          $  0.36
 Discontinued operations...........................................                  0.03        --       0.03                --
                                                                                  -------   -------    -------           -------
 Net income (loss).................................................               $ (0.02)  $  0.13    $ (0.43)          $  0.36

Weighted average shares used in diluted per share calculation......                 3,298    16,104      3,288            13,148

Pro forma basic net income per share from:
 Continuing operations.............................................               $  0.05   $  0.15    $  0.04           $  0.54
 Discontinued operations...........................................                  0.01        --       0.01                --
                                                                                  -------   -------    -------           -------
    Net income.....................................................               $  0.06   $  0.15    $  0.05           $  0.54

Pro forma weighted average shares used in basic per share
 calculation.......................................................                 9,692    13,873      9,683            11,204

Pro forma diluted net income per share from:

 Continuing operations.............................................               $  0.04   $  0.13    $  0.03           $  0.46
 Discontinued operations...........................................                  0.01        --       0.01                --
                                                                                  -------   -------    -------           -------
 Net income........................................................               $  0.05   $  0.13    $  0.04           $  0.46

Pro forma weighted average shares used in diluted per share
 calculation.......................................................                11,522    16,104     11,281            13,148

                            See accompanying notes.

                             NETSOLVE, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                   Nine Months Ended
                                                                                                      December 31,
                                                                                                      ------------
                                                                                                 1998              1999
                                                                                                 ----              ----
                                                                                                  (unaudited)
Cash flows from operating activities:
 Net income..................................................................                  $   464           $ 6,014
 Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
  Depreciation and amortization..............................................                    1,025             1,242
       Amortization of deferred compensation.................................                       --                45
  Deferred tax assets........................................................                       --            (2,624)
  (Gain) loss on disposition of property and equipment.......................                       (4)                1
  Gain on sale of discontinued operations....................................                      (98)               --
  Change in assets and liabilities:
  Accounts receivable, net...................................................                   (1,164)           (2,423)
  Inventory and prepaid expenses and other assets............................                     (802)             (458)
  Accounts payable...........................................................                      213               464
  Accrued liabilities........................................................                       81               748
                                                                                               -------           -------

Net cash provided by (used in) operating activities..........................                     (285)            3,009
                                                                                               -------           -------

Cash flows from investing activities:
 Proceeds from sale of certificates of deposit...............................                    1,532             2,000
 Transfer of funds from (to) restricted cash.................................                     (634)            1,395
 Purchases of property and equipment.........................................                   (1,448)           (2,248)
 Proceeds from sale of property and equipment................................                        4                --
    Proceeds from sale of discontinued operations............................                       98                --
                                                                                               -------           -------

Net cash provided by (used in) investing activities..........................                     (448)            1,147
                                                                                               -------           -------

Cash flows from financing activities:
    Proceeds from sale of stock...............................................                      --            48,083
 Proceeds from capital lease financing........................................                     846                --
 Payments under capital lease obligations.....................................                    (527)             (770)
 Proceeds from exercise of common stock options and warrants..................                      66               214
                                                                                               -------           -------

Net cash provided by financing activities.....................................                     385            47,527
                                                                                               -------           -------

Net increase (decrease) in cash and cash equivalents...........................                   (348)           51,683
Cash and cash equivalents, beginning of period.................................                  1,333             2,764
                                                                                               -------           -------
Cash and cash equivalents, end of period.......................................                $   985           $54,447
                                                                                               =======           =======

Supplemental disclosure of cash flow information:
 Cash paid for interest........................................................                $   204           $    91
                                                                                               =======           =======
 Income taxes paid.............................................................                $    18           $    33
                                                                                               =======           =======

                            See accompanying notes.

                            NETSOLVE, INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

 Information with respect to the three and nine months ended December 31, 1998 and 1999 is unaudited.


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

  On September 29, 1999, the Company's common stock began publicly trading in connection with an initial public offering. The Company offered 3,530,000 shares of its common stock for net proceeds to the Company of $41.4 million. At the commencement of trading on September 29, 1999, each outstanding share of the Company's redeemable convertible preferred stock was automatically converted into one share of common stock of the Company, resulting in the issuance of 6,394,727 shares of common stock. Additionally, on October 28, 1999 the Company sold an additional 555,000 shares of common stock for net proceeds to the Company of $6.7 million, pursuant to the exercise of the underwriters' overallotment option.


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


3.   Inventory

   Inventory consists of purchased finished goods held for sale to customers. Inventory is stated at the lower of cost or market with cost determined on a specific identification basis. Inventory reserves were $85,000 at March 31, 1999 and $98,000 at December 31, 1999.


4.  Earnings Per Share

   The Company's earnings per share data are presented in accordance with SFAS 128, Earnings Per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding securities with the ability to purchase or convert into common stock. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. On a historical basis, potentially dilutive common stock options and warrants that were excluded from the calculation for the diluted income (loss) per share because their effect is antidilutive totaled 1,830,000 and 1,598,000 for the three and nine month periods ended December 31, 1998. Historically, for the three and nine month periods ended

                            NETSOLVE, INCORPORATED

                               December 31, 1999


December 31, 1998, 6,394,727 shares of convertible preferred stock were excluded from the calculation of diluted income (loss) per share as their effect is also antidilutive.

  A reconciliation of the numerators and denominators used in computing per share net income from continuing operations is as follows:

                                                                                    Pro forma           Pro forma
                                                                                ------------------  -----------------

                                      Three months ended    Nine months ended   Three months ended  Nine months ended
                                         December 31,         December 31,         December 31,       December 31,
                                      -------------------  -------------------  ------------------  -----------------
                                        1998       1999      1998       1999      1998      1999     1998      1999
                                      ---------  --------  ---------  --------  --------  --------  -------  --------
Numerator:
 Net income from
  continuing operations..........       $  462    $ 2,124   $   366   $ 6,014    $   462   $ 2,124  $   366   $ 6,014
 Dividends on redeemable
  convertible preferred stock....         (630)        --    (1,890)   (1,260)         --        --      --        --
                                        ------    -------   -------   --------    -------   ------- --------  -------

  Numerator for basic and
    diluted net income (loss)
    per share from continuing
    operations..................        $ (168)   $ 2,124   $(1,524)  $ 4,754    $   462   $ 2,124  $   366   $ 6,014
                                        ======    =======   =======   =======    =======   =======  =======   =======
Denominator:
 Denominator for basic net
  income (loss) per share from
  continuing operations--
  weighted average common
  stock outstanding.............         3,298     13,873     3,288     6,995      9,692    13,873    9,683    11,204
 Dilutive common stock
  equivalents--common stock
  options, warrants and
  redeemable convertible
  preferred stock...............            --      2,231        --     6,153      1,830     2,231    1,598     1,944
                                        ------    -------   -------   -------    -------   -------  -------   -------
  Denominator for diluted net
    income (loss) per share
    from continuing
    operations--weighted
    average common stock
    outstanding and dilutive
    common stock
    equivalents..................        3,298     16,104     3,288    13,148     11,522    16,104   11,281    13,148
                                        ======    =======   =======   =======    =======   =======  =======   =======


                            NETSOLVE, INCORPORATED

                               December 31, 1999

5.  Income Taxes

    During the three and nine month periods ended December 31, 1999 management determined that it was more likely than not that a portion of the previously reserved deferred tax asset would be realized. Accordingly, the valuation allowance was reduced by $386,000 and $2.6 million and an income tax benefit was realized of $386,000 and $2.6 million for the three and nine month periods ended December 31, 1999, respectively. Additionally, the valuation allowance was reduced during the three and nine month periods ended December 31, 1999 by $646,000 and $1,286,000, respectively, due to the utilization of operating losses which were not previously benefited.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

  This report and other presentations made by us contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us, conditions affecting our customers and suppliers, competition, the overall market acceptance of the Company's services, and other factors disclosed in our final prospectus dated September 29, 1999 and this report. Accordingly, although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct.

  Any forward-looking statement speaks only as of the date on which such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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


 Revenues

  Our revenues consist of network management services revenues as well as equipment resales and other revenues. Our network management services include both recurring and nonrecurring revenues:

  . Revenues from recurring services represent monthly fees charged to resellers or end users for our network management services. Recurring network management services revenues are typically based on the number of devices under management and are recognized in the period in which the services are rendered. In the nine months ended December 31, 1999, approximately 59% of network management services revenues were from recurring services.

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

  Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises sold to by our direct sales force. Typical contracts for our services include an initial implementation fee plus a fixed monthly fee per managed device. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 1997, 1998 and 1999 and the three and nine month periods ended December 31, 1999. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in some cases, require that we continue providing services throughout the term of the reseller's contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

  Our network management services for WANs typically include a guarantee providing end-to-end network availability for at least 99.5% of the time in any given month. In the event the guaranteed availability is not achieved, we generally are obligated to refund our WAN management fees for that month. This guarantee covers some components of the end user's WAN, such as the transport services provided by the end user's carrier, that are not directly under our control. As a result, we may, in some instances, refund amounts to customers for circumstances beyond our control. We establish a reserve against guarantees we offer. Historically, guarantee payments have not been material in relation to network management services. However, in the future, refunds made under our guarantees or otherwise could have a material adverse impact on the results of our operations.

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

  We currently have a network management services contract with two business units within AT&T: AT&T Solutions and AT&T Business Network Services. AT&T accounted for 30% of our total revenues in fiscal year 1997, 52% of our total revenues in fiscal year 1998, 59% of our total revenues in fiscal year 1999 and 71% of our total revenues for the nine month period ended December 31, 1999. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues at least through fiscal year 2000 and it is possible that this percentage could increase. No other customer accounted for more than 10% of our revenues in fiscal year 1997, 1998 or 1999 or in the three and nine month periods ended December 31, 1999.

  Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S.-based customers.

Results of Operations

Three months ended December 31, 1998 compared to three months ended December 31, 1999

 Revenues

  Total revenues.   Total revenues increased 32%, from $6.9 million in the three months ended December 31, 1998 to $9.1 million in the three months ended December 31, 1999.

  Network management services.   Revenues from network management services
increased 89%, from $3.3 million in the three months ended December 31, 1998 to $6.3 million in the three months ended December 31, 1999, representing 48% of total revenues in the three months ended December 31, 1998 and 69% of total revenues in the three months ended December 31, 1999. Approximately one-half of the dollar increase was due to increased implementation revenues resulting from higher volumes of newly installed sites and increased management fees for ordering and managing CPE for selected resellers. The remainder of the increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract and increased equipment installation revenue.

  Equipment and other.   Revenues from equipment and other decreased 21%, from
$3.6 million in the three months ended December 31, 1998 to $2.8 million in the three months ended December 31, 1999. Revenues from equipment sales decreased as a result of amendments we have made to some of our reseller agreements whereby we receive management fees for ordering CPE and managing CPE inventories for these resellers. In addition, we expect to limit discounts on CPE and encourage end users to purchase equipment from other sources. The decrease in equipment sales was partially offset by an increase in CPE maintenance revenue which occurred as a result of an increase in the number of maintenance contracts in place.


 Costs of revenues

  Cost of network management services.   Cost of network management services
includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 57%, from $2.1 million in the three months ended December 31, 1998 to $3.3 million in the three months ended December 31, 1999, representing 63% of network management services revenues in the three months ended December 31, 1998 and 52% of such revenues in the three months ended December 31, 1999. The dollar increase was due primarily to the addition of personnel to accommodate growth, upgrades to the network management infrastructure and, to a lesser extent, increased subcontractor costs related to installation of CPE. The percentage decrease was due primarily to improvements in processes and tools which have resulted in a higher number of managed devices per operations employee.

  Cost of equipment and other.   Cost of equipment and other includes the
purchase of CPE from manufacturers and distributors, maintenance contracts purchased for resale to end users, and capital equipment maintained by us for replacement of failed units. These costs are expensed in the period the related revenues are recognized, other than costs associated with capital equipment maintained by us for the replacement of failed units. The cost of replacement units is amortized generally over three years, with the unamortized balance expensed when the replacement unit is used. Cost of equipment and other decreased 23%, from $2.7 million in the three months ended December 31, 1998 to $2.0 million in the three months ended December 31, 1999, representing 75% of equipment and other revenues in the three months ended December 31, 1998 and 73% of such revenues in the three months ended December 31, 1999. The decrease in dollars was due to reduced costs of resold equipment resulting from the decrease in equipment resales. The percentage decrease was due to increased CPE maintenance revenue which generally has higher gross margins than equipment sales.

 Operating expenses

  Development.   Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses increased 68%, from $364,000 in the three months ended December 31, 1998 to $611,000 in the three months ended December 31, 1999, representing 5% of total revenues in the three months ended December 31, 1998 and 7% of total revenues in the three months ended December 31, 1999. The increase in dollars and as a percentage of total revenues was due to an increase in the number of software and service development personnel devoted to the development and enhancement of network management tools and our network management services.

  Selling and marketing.   Sales and marketing expenses consist primarily of
salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 43%, from $791,000 in the three months ended December 31, 1998 to $1.1 million in the three months ended December 31, 1999, representing 11% of total revenues in the three months ended December 31, 1998 and 12% of total revenues in the three months ended December 31, 1999. The increase in dollars and as a percentage of total revenues was due to increased spending for advertising and other promotional activities as well as costs related to the addition of sales and marketing personnel.

  General and administrative.   General and administrative expenses consist
primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is all employee training sponsored by us, as well as most costs of recruiting and relocating new employees. General and administrative expenses increased 74%, from $511,000 in the three months ended December 31, 1998 to $888,000 in the three months ended December 31, 1999, representing 7% of total revenues in the three months ended December 31, 1998 and 10% of total revenues in the three months ended December 31, 1999. The dollar and percentage increase was due primarily to additional spending related to recruiting of new employees and to being a public company.

 Other income, net

  Other income, net consists primarily of interest income earned on our cash balances, offset by expense from our leases for capital equipment. Other income, net increased from $3,000 in the three months ended December 31, 1998 to $669,000 in the three months ended December 31, 1999, representing less than 1% of total revenues in the three months ended December 31, 1998 and 7% in the
three months ended December 31, 1999.   The increase was primarily due to
interest income earned on the net proceeds received from the Company's initial public offering.

 Income tax expense (benefit)

  The income tax provision recorded for the three months ended December 31, 1998 was $6,000, compared to a benefit of $351,000 for the three months ended December 31, 1999. The benefit in the three months ended December 31, 1999 is attributable to a reduction in the deferred tax asset valuation allowance. In August, 1999, we determined that a portion of the deferred tax asset, which had been fully reserved at March 31, 1999, would more likely than not be utilized. Accordingly, the valuation allowance was reduced. The valuation allowance was also reduced during the quarter ended December 31, 1999 due to our determination that additional previously unbenefited deferred tax assets would more likely than not be realized.

Nine months ended December 31, 1998 compared to nine months ended December 31, 1999

 Revenues

  Total revenues.   Total revenues increased 45%, from $18.9 million in the nine months ended December 31, 1998 to $27.5 million in the nine months ended December 31, 1999.

  Network management services.   Revenues from network management services
increased 83%, from $9.0 million in the nine months ended December 31, 1998 to $16.4 million in the nine months ended December 31, 1999, representing 48% of total revenues in the nine months ended December 31, 1998 and 60% of total revenues in the nine months ended December 31, 1999. Approximately one-half of the dollar increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract. The remainder of the increase was due to increased implementation and installation revenues resulting from higher volumes of newly installed sites and increased management fees for ordering and managing CPE for selected resellers.

  Equipment and other.   Revenues from equipment and other increased 12%, from
$9.9 million in the nine months ended December 31, 1998 to $11.1 million in the nine months ended December 31, 1999, primarily as a result of an increase in the number of equipment maintenance contracts in place offset by a slight decrease in CPE sales. Revenues from CPE sales decreased slightly as a result of amendments we have made to some of our reseller agreements whereby we receive management fees for ordering CPE and managing CPE inventories for these resellers. In addition, we expect to limit discounts on CPE and encourage end users to purchase equipment from other sources.


 Costs of revenues

  Cost of network management services. Cost of network management services increased 55%, from $5.9 million in the nine months ended December 31, 1998 to $9.1 million in the nine months ended December 31, 1999, representing 66% of network management services revenues in the nine months ended December 31, 1998 and 56% of such revenues in the nine months ended December 31, 1999. The dollar increase was due primarily to the addition of personnel to accommodate growth, upgrades to the network management infrastructure and, to a lesser extent, increased subcontractor costs related to installation of CPE. The percentage decrease was due primarily to improvements in processes and tools which have resulted in a higher number of managed devices per operations employee.

  Cost of equipment and other.   Cost of equipment and other increased 12%, from
$7.6 million in the nine months ended December 31, 1998 to $8.6 million in the nine months ended December 31, 1999, representing 77% of equipment and other revenues in both the nine months ended December 31, 1998 and 1999. The increase in dollars was primarily due to a higher number of equipment maintenance contracts in place in the nine months ended December 31, 1999.


 Operating expenses

  Development.   Development expenses increased 40%, from $1.3 million in the nine months ended December 31, 1998 to $1.8 million in the nine months ended December 31, 1999, representing 7% of total revenues in the nine months ended December 31, 1998 and 6% of total revenues in the nine months ended December 31, 1999. The increase in dollars was due to an increase in the number of software and service development personnel devoted to the development and enhancement of network management tools and our network management services. The decrease as a percentage of total revenues was affected by our decision to manage development spending to a lower level as a percentage of total revenues in the early half of the current fiscal year.

  Selling and marketing.   Sales and marketing expenses increased 37%, from $2.3
million in the nine months ended December 31, 1998 to $3.1 million in the nine months ended December 31, 1999, representing 12% of total revenues in the nine months ended December 31, 1998 and 11% of total revenues in the nine months ended December 31, 1999. The increase in dollars was due to increased spending for advertising and other promotional activities, including a planned customer summit. The increase was also caused by the addition of sales and marketing personnel.

  General and administrative.   General and administrative expenses increased
39%, from $1.6 million in the nine months ended December 31, 1998 to $2.2 million in the nine months ended December 31, 1999, representing 8% of total revenues in both the nine months ended December 31, 1998 and 1999. The dollar increase was due primarily to additional spending related to recruiting of new employees and to being a public company.


 Other income, net

  Other income, net increased from $74,000 in the nine months ended December 31, 1998 to $746,000 in the nine months ended December 31, 1999, representing less than 1% of total revenues in the months ended December 31, 1998 and 3% of total
revenues in the nine months ended December 31, 1999.   The increase was
primarily due to interest income earned on the net proceeds received from the Company's initial public offering.


 Income tax expense (benefit)

  The income tax provision recorded for the nine months ended December 31, 1998 was $6,000, compared to a benefit of $2.6 million for the nine months ended December 31, 1999. The benefit in the nine months ended December 31, 1999 is attributable to a reduction in the deferred tax asset valuation allowance. In August, 1999, we determined that a portion of the deferred tax asset, which had been fully reserved at March 31, 1999, would more likely than not be utilized. Accordingly, the valuation allowance was reduced. The valuation allowance was also reduced during the quarter ended December 31, 1999 due to our determination that additional previously unbenefited deferred tax assets would more likely than not be realized.


Quarterly results of operations

  Although our total revenues have increased in each of the last eleven quarters, results of operations have varied from quarter to quarter. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may fluctuate as a result of many factors, including our ability to renew or retain existing end-user and reseller relationships, the cost of introducing new service offerings and the profitability of such offerings, and the level and nature of competition. Further, we may be unable to adjust spending rapidly enough to compensate for any significant fluctuations in the number of new managed devices implemented in a given period. Any significant shortfall in the number of new managed devices could therefore seriously damage our business. Finally, there can be no assurance that we will be profitable in the future or, if we are profitable, that our levels of profitability will not vary significantly between quarters.


Liquidity and capital resources

  Net cash used in operating activities for the nine months ended December 31, 1998 was $285,000. Net cash provided by operating activities for the nine months ended December 31, 1999 was $3.0 million.

  We used $1.4 million and $2.2 million in the nine month periods ended December 31, 1998 and December 31, 1999 to purchase capital assets primarily used in the delivery of our network management services. We currently have no material commitments for capital expenditures. Proceeds from leases of capital equipment totaled $846,000 for the nine month period ended December 31, 1998 and $0 for the nine month period ended December 31, 1999. We paid $527,000 for the nine month period ended December 31, 1998 and $770,000 for the nine month period ended December 31, 1999, toward our lease obligations for capital equipment. We intend to continue to add sales, marketing and development resources over the next 12 months; however, we anticipate that costs associated with sales, marketing and development initiatives will not materially increase as a percentage of revenues and will not result in significant uses of working capital.

  As of December 31, 1999, we had $54.4 million in cash and cash equivalents, $5.0 million in net accounts receivable and $59.7 million in working capital.
We believe that our current cash balances together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

  As of March 31, 1999, we had net operating loss carryforwards of approximately $17.2 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2004 if not utilized. We have alternative minimum tax credit carryforwards of $231,000 which do not expire. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ''change in ownership'' provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization. We provided a full valuation allowance on the deferred tax asset at March 31, 1999 because of uncertainty regarding its realization. As of December 31, 1999, we have reduced the valuation allowance by $3.3 million. In determining the appropriate amount of valuation allowance required, we considered factors such as the history of operating losses, the recent consecutive quarters of income, future profitability expectations, and the nature of the deferred tax assets.



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

  Sales to AT&T, which resells our services to its customers, accounted for 59% of our total revenues in the fiscal year ended March 31, 1999 and 71% of our total revenues for the three and nine months ended December 31, 1999. We expect sales to AT&T to continue to comprise a substantial percentage of our revenues at least through fiscal year 2000 and it is possible this percentage could increase. To the extent we continue to depend on AT&T for a large portion of our sales, our total revenues will decline materially if AT&T discontinues selling our services or significantly reduces its sales of our services. We cannot be sure that we will be successful in reducing our dependence on AT&T in the future.

  Our existing agreements with AT&T expire at various dates beginning in April 2000. In addition, a number of the orders for services that we provide to AT&T's customers under an agreement expiring in December 2001 can be cancelled beginning in July 2000 and all new orders placed after June 30, 1999 can be cancelled beginning July 2001. Our agreements with AT&T are not exclusive arrangements. We will need to maintain a good working relationship with different business units of AT&T in order to maintain the business we currently provide to AT&T's customers and to encourage AT&T to sell our services to additional customers. Problems in our relationship with AT&T would seriously damage our business. We cannot assure you that AT&T will continue to sell our services to existing or additional AT&T customers. A substantial reduction in our AT&T business would result in diminished revenues for an extended period of time as we attempted to replace that business.


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

Use of Proceeds

  The Company's registration statement on Form S-1 (File No. 333-65691) was declared effective on September 28, 1999. An offering of the Company's common stock was commenced on September 29, 1999. The offering, for which BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC served as managing underwriters, terminated following the sale of all of the shares offered. Gross proceeds of the offering were received by the Company on October 4, 1999 and October 28, 1999 totaling $53.1 million. The following offering costs have been paid through December 31, 1999, none of which were paid to affiliates of the
Company:

     IPO Offering Costs:

         Securities and Exchange Commission filing fee               $   15,267
         Nasdaq National Market listing fee                              86,000
         Printing and engraving expenses                                275,450
         Legal fees and expenses                                        351,118
         Accounting fees and expenses                                   232,568
         Transfer agent and registrar fees                                9,242
         Miscellaneous                                                  335,107
                                                                     ----------
         Total                                                       $1,304,752
                                                                     ==========

     Underwriter discounts, commissions and expenses:                $3,717,350
                                                                     ==========

  The remainder of the proceeds of this offering, $48.1 million, are temporarily invested in short-term, investment-grade, interest bearing securities pending their use for other purposes.

Item  6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

--------------------------------------------------------------------------------
| 27.1 |  Financial Data Schedule.                                             |
--------------------------------------------------------------------------------


      (b)  Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    February 14, 2000        NETSOLVE, INCORPORATED


                                    By:    /s/  Craig S. Tysdal
                                          --------------------------
                                          Craig S. Tysdal
                                          President and Chief Executive Officer



                                    By:    /s/  Kenneth C. Kieley
                                          --------------------------
                                          Kenneth C. Kieley
                                          Vice President-Finance, Chief
                                          Financial Officer and Secretary