Form 10-K
period 2000-03-31
NETSOLVE INC
filed 2000-05-23
CIK 1071342

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2000
                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                        Commission File Number: 0-24983

                               ----------------

                            NETSOLVE, INCORPORATED
            (Exact Name of Registrant as Specified in its Charter)

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

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01
                              Par Value Per Share

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [_].

  On May 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $180,076,104 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Registrant's Common Stock). On May 10, 2000, there were 14,464,376 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement pursuant to Regulation 14A for the registrant's 2000 Annual Meeting of Stockholders to be held on July 11, 2000, which will be filed with the Commission on or about May 23, 2000, are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             NETSOLVE, INCORPORATED

                                     INDEX

                                                                          Page
 Part I                                                                   ----
 Item 1.  Business......................................................    3
 Item 2.  Facilities....................................................   12
 Item 3.  Litigation....................................................   12
 Item 4.  Submission of Matters to a Vote of Security Holders...........   12
          Executive Officers of the Registrant..........................   13
 Part II
          Market for the Registrant's Common Equity and Related
 Item 5.  Stockholder Matters...........................................   14
 Item 6.  Selected Financial Data.......................................   16
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   18
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   30
 Item 8.  Financial Statements and Supplementary Data...................   31
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   48
 Part III
 Item 10. Directors and Executive Officers of the Registrant............   48
 Item 11. Executive Compensation........................................   48
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   48
 Item 13. Certain Relationships and Related Transactions................   48
 Part IV
          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K...........................................................   48

                                    PART I

Item 1. BUSINESS

  We offer a range of network management and security services that allow companies to outsource some or all network activities in order to increase network reliability and up-time, reduce overall network costs, and simplify timely migration to new technologies. Our management services are intended to address all or selected parts of the full life cycle of network management, which consists of network design, configuration, implementation, monitoring, fault diagnosis, fault resolution, reporting, upgrading and documentation. We furnish our network management services remotely 24 hours per day, seven days per week from our network management center in Austin, Texas, and we offer software tools that allow companies to access up-to-date network status reports through standard web browsers. We also offer around-the-clock remote security protection services for the Internet and intranet perimeter points of our customers' networks. Our security offerings currently include a managed firewall service and a remote intrusion detection and response service. We have offered network management services since 1995 and currently have over 1,000 end users representing approximately 20,000 managed sites. We target middle market enterprises, and provide services both directly to end users as well as indirectly through resellers such as AT&T and NEC.

Industry background

  Businesses increasingly depend on the ability to access and share electronic information reliably. To enable effective internal communication, more and more companies are relying on client/server-based databases and applications, e-mail, remote access by mobile workers and various forms of online information. The proliferation of the use of the Internet and the emergence of e-commerce are driving the need for businesses to exchange electronic information externally with customers, business partners and vendors. In response to the growing need to share information internally and externally, companies' operations increasingly depend on data networks, including both wide area networks, or WANs, which allow companies to communicate with a large number of computers over a broad geographic area, and local area networks, or LANs, which are generally more limited in the number of computers in the network and the geographic area covered. This proliferation of networks has resulted in a dramatic increase in network traffic as well as heightened requirements for network performance. It has also increased the magnitude of sensitive corporate information shared over networks, causing network security to become a high priority for many businesses. As a result of these trends, a growing number of businesses view responsive, reliable and secure networks as mission-critical to their operations.

  As networks have become a more integral part of day-to-day operations, many companies are seeking to control network costs and improve operating efficiencies. Economic and performance issues are especially important for organizations operating WANs to connect geographically dispersed sites. Providers of WAN equipment and services have responded to customer demand by introducing switched data technologies which allow any user to be connected to any other user in a more efficient manner than traditional network architectures. Examples of these switched data technologies include Frame Relay, Asynchronous Transfer Mode, or ATM, and Internet Protocol, or IP. These new switched data technologies are able to share and allocate bandwidth, the electronic frequencies used to transmit data over computer networks, based on actual network use, while traditional network architectures use fixed bandwidth and dedicated circuits regardless of network use. The shared bandwidth of switched data technologies typically results in WANs that are more reliable and less expensive than those based on traditional leased-line services. As a result, switched data services have grown rapidly since WAN service providers initially introduced Frame Relay services as a solution. ATM services, a switched data technology characterized by higher capacities and higher speeds, are less widely offered today but are expected to compete with Frame Relay and experience rapid growth in the next several years. Likewise, services based on IP are becoming an important option to the traditional dedicated circuit WAN infrastructure.

  The growth of the switched data market has been enabled by the rapid development of sophisticated networking hardware such as routers, inverse multiplexers and switches. At the same time, software companies have introduced network management and security software designed to work with and optimize the new hardware. Implementation and management of new hardware and software technologies typically require significant expertise in order to maintain reliability, performance and security, especially since networks have grown more complex and heterogeneous as new technologies have been integrated with legacy networks. Further, the tools available to manage today's networks are complex and often require incremental investments in hardware, software, personnel and training. The proliferation of services available from WAN service providers, such as the major telecommunications carriers, further complicates network management and security.

  Many companies have encountered difficulties implementing and managing networks internally because of the significant shortage of qualified networking and information technology, or IT, professionals. Based on information published by the Gartner Group, we believe that between 15% and 30% of permanent IT positions were unfilled in mid-1998. The United States Department of Commerce, in a report released in June 1999, projects 75% growth in the demand for core IT occupations in the decade ending in 2006 as compared to 14% growth in demand for all occupations. Maintaining internal IT staffs is costly since network management skills must be constantly upgraded to respond to the rapid changes in networking and security technologies. This situation is even more acute in the area of network security, an area that is increasing in importance due to threats of security attacks via the Internet as well as rapidly changing security technology. The resource scarcity and high cost of internal IT staffs represent significant challenges for businesses, especially mid-sized companies that are large enough to require sophisticated networks, but too small to gain efficiencies of scale achievable by a large enterprise that can amortize the costs of an in-house IT network management group across a large organization.

  Many companies are beginning to turn to third-party service providers for network management and security, particularly when those skills are not core business competencies. While some companies out-source their entire computing environment, a growing number of companies are managing their computing environments more actively and affordably by out-tasking a particular set of activities. Businesses seeking to out-task network management services typically need to migrate quickly to newer technologies as they become available, increase the reliability of their networks and reduce the overall cost of managing their networks. Further, these businesses' networks must be available to internal and external users 24 hours per day, seven days per week. Even if network management activities are out-tasked, internal IT managers need access to network information and performance reporting at all times. In addition, network security must be assured, with access to the networks limited to authorized users, and then only to those applications and data for which the users have been authorized. All of this network management must be done in an environment of constant and rapid change in networking and security technology where the time to implement new technologies can affect the time to market of new products and services.

Our solution

  We offer network management services that allow customers to out-task network-specific activities in order to increase network reliability and up-time, reduce overall network costs and migrate to new technologies and services on a timely basis. We also offer security protection for network perimeter points such as an enterprise's Internet or intranet connections. Our solutions are designed to address the needs of middle market enterprises. We currently have over 1,000 middle market end users that maintain approximately 20,000 managed sites. We believe our solution offers the following key benefits:

  Full breadth of network management services. Our network management services cover the entire life cycle of an enterprise's network, including network design, configuration, implementation, monitoring, fault diagnosis, fault resolution, reporting, upgrading and documentation. End users have the ability to outsource all of their network requirements to us, or they can retain control over certain aspects of their network and out-task only selected network management tasks.

  Reduced costs. Substantial costs are incurred in retaining and maintaining an internal IT staff that is qualified to manage a complex, multi-site network. We are able to amortize these personnel-related costs, as well as costs of necessary network infrastructure, software and tools, over hundreds of end users. As a result, we believe we are able to offer a better network solution at a lower cost than if an end user attempted to manage its network in-house. Furthermore, we evaluate, purchase, develop and integrate application-specific software and tools that allow us to deliver reliable solutions at low costs. We support only the relatively small number of providers of networking hardware and carrier services that we believe collectively dominate the market. By focusing on the leading equipment manufacturers and carriers, we are able to leverage economies of scale in managing multiple end-user networks.

  Increased network reliability, security and up-time. As enterprises continue to increase their use of networks for internal and external communication and for conducting e-commerce, the need for reliable and secure networks becomes more critical. We provide our remote network management and security services to end-user locations worldwide 24 hours per day, seven days per week. Our remote network management services for WANs generally include a guarantee to provide end-to-end network availability for at least 99.5% of the time in any given month.

  Ease of network maintenance and technology upgrades. Our network management professionals act as an extension of the customer's IT staff. By relying on our expertise, infrastructure and tools, end users are able to meet the challenges posed by rapidly evolving technologies and move quickly and affordably to more advanced network solutions as needed. We report to end users on an ongoing basis and recommend upgrades or changes when appropriate.

  Web-enabled network monitoring and reporting. End users can out-task to us the complex, frustrating and expensive responsibilities of dealing with day-to-day network management and security issues, yet still be able to understand and see their networks in operation. End users can access our web-enabled network management and monitoring tools and view on their computer screens a network map that gives a current status of every site on their networks. We also provide end users with reports of network activity periodically or on demand.

Strategy

  Our goal is to be a leading provider of remote network management services. The key elements of our strategy include the following:

  Target middle market enterprises. We believe that a significant market opportunity exists for our services among enterprises that are large enough to employ WANs across multiple sites, but too small to amortize the costs of an in-house IT network management staff across a large organization. These middle market companies, which typically have between 100 and 1,000 employees and annual revenues between $25 million and $500 million, are facing a growing need for network expertise and technology. At the same time, they are encountering increased difficulties in attracting qualified and affordable networking professionals. We believe that our network management and security services offer an attractive solution for many middle market companies and we intend to target these companies as we market our existing services and develop new services.

  Support leading technologies. We have been able to provide cost-effective solutions to our customers by supporting only the leading providers of networking hardware and carrier services. The suppliers that we support include AT&T, MCI/WorldCom, Qwest Communications, Sprint, various regional bell operating companies and competitive local exchange carriers in the data transport arena, and Bay/Nortel, Cisco and Visual Networks in the market for customer premise equipment, or CPE. We believe these suppliers are the predominant providers of networking hardware and carrier services to our target market. By designing our services to support this select group of leading service and equipment vendors, we seek to leverage our expertise, technologies and processes, while still providing support for the needs of most middle market companies. We intend to continue to develop our processes and tools to support new hardware and services introduced by leading vendors. This ongoing support may require us to modify existing services and, in some cases, develop new services. For example, we recently began managing ATM devices and are actively attempting to define new value added services.

  Expand service offerings. We seek to expand our service offerings by leveraging our existing expertise, technologies and processes in the network management arena. In August 1996, we introduced a security service that provides remote intrusion detection. In March 1999, we introduced an add-on service to our WAN management service that offers customers increased proactive network management capabilities, including our ability to identify many network problems and faults before the customer's network goes down. These offerings use our network management center and tools infrastructure and are supplemented by additional proprietary and third-party tools. In addition, the security service is enhanced by engineers with specific network security expertise.

  Add distribution partners. We believe that we can market our services to middle market companies most effectively by partnering with resellers that bundle our services with transport services, network equipment or consulting and integration services. We believe that we can expand our current distribution relationships to include other major carriers, equipment manufacturers, and high-end tool providers. In addition, e-commerce service providers such as Application Service Providers, or ASP's, competitive local exchange carriers, or CLECs, and Internet service providers, or ISPs can also provide established distribution or sales referral partnerships. We believe that these relationships will provide us with a significant competitive advantage.

Network management services

  Our network management services include one-time services such as design and implementation of new networks, as well as ongoing, or recurring, management and security services. Our current service offerings are grouped under three general categories: remote network management services, Internet and intranet security services, and web-enabled network management tools.

 Remote network management services

  Our services include the remote management of router-based WANs and LANs, LAN switches and intelligent hubs, as well as the monitoring of servers. These services are intended to address the full life cycle of network management, which includes the activities depicted in the following table. Customers may elect to purchase full life cycle management services or may, in some cases, purchase individual services, such as network design or monitoring. Pricing for recurring services is generally established as a monthly fee on a per-managed-device basis. The following highlights services performed by us for each life cycle activity:

   Life
   cycle
 activity                                         Our services
 --------                                         ------------
  Design    Design network to meet specific end-user requirements
            Offer CPE and maintenance pricing information
 Configure  Configure CPE to enhance initial and ongoing network performance
            Determine addressing, packet filtering and routing protocol
 Implement  Provide project management
            Stage, configure and install equipment
            Verify operational readiness
  Monitor   Monitor network 24 hours per day, 7 days per week from our network management center
 Diagnose   Proactively diagnose faults
            Notify end user of status
  Resolve   Proactively resolve faults
            Notify end user of status
  Report    Offer network performance, transport provider performance and cost analysis reports
            Offer real-time reporting on network performance which falls below predefined thresholds
  Upgrade   Upgrade or change components in the network as requirements or configurations change
            Review software releases
 Document   Install and configure new software and equipment as appropriate
            Download and archive on our management platform information related to CPE configurations, carrier and CPE service provider data and other network connectivity information
            Create and update network maps

  We have two branded network management service offerings: ProWatch for WANs and ProWatch for LANs.

  ProWatch for WANs. We introduced our first WAN remote management service in January 1994 to enable remote management of router-based Frame Relay and ATM networks. This service is marketed by us and certain of our resellers as ProWatch for WANs. It is also marketed by other resellers, sometimes in modified versions, under the various brands of those resellers. The managed elements in this service include the WAN-attached router; the customer service unit, or CSU, connecting the router to the transport provider's Frame Relay or ATM service; and the transport provider's network services. Features offered in different options of ProWatch for WANs include:

  .performance engineering and fault management;

  .proactive monitoring; and

  .performance reporting.

  The ProWatch for WANs service generally includes a guarantee to provide the customer end-to-end network availability for at least 99.5% of the time in any given month, with the customer generally receiving a refund of the management fee in any month the guaranteed availability rate is not achieved. Substantially all of our recurring network management services revenues are derived from ProWatch for WANs and related WAN services.

  ProWatch for LANs. We introduced our LAN remote management service in May 1997 to measure, monitor and manage the routers, switches and intelligent hubs in corporate LANs. This service can also monitor the availability of servers manageable by the Simple Network Management Protocol, or SNMP. Our LAN management services are marketed by us and certain of our resellers as ProWatch for LANs and are also marketed by other resellers under the various brands of those resellers. In developing the ProWatch for LANs service, we leveraged the expertise, technologies and processes we developed in providing ProWatch for WANs. The primary differences between ProWatch for LANs and ProWatch for WANs are the exclusion of the transport provider's network services and the inclusion of additional performance reporting capabilities.

 Internet and intranet security services--ProWatch Secure

  Our network security services, marketed under the brand name ProWatch Secure, provide protection 24 hours per day, seven days per week for networks' Internet and intranet perimeter points. These security services include the following elements of remote network security management: security assessment and recommendations; implementation; ongoing security management; assurance; security reports and consultation; configuration management; and virtual private network, or VPN, configuration management. The pricing for these security services is generally established as a monthly fee on a per-managed-device basis. We offer two different security services:

  ProWatch Secure Managed Firewall Service. This service provides active management of the firewall, the electronic barrier between network segments. Our security engineers regularly review firewall logs and alarms to detect suspicious activity. Through this monitoring we can consult with the end user regarding potential changes in the firewall configuration. ProWatch Secure Managed Firewall Service is supported on Cisco's PIX Firewall series. The Cisco PIX Firewall is configured by our security engineers to enforce the security policy that best meets the end user's requirements to control access by specified applications and source addresses. The ProWatch Secure Managed Firewall Service was introduced in September 1998 as a more basic security service than our Remote Intrusion Detection and Response Service.

  ProWatch Secure Remote Intrusion Detection and Response Service. For more demanding security environments, such as those engaged in e-commerce, customers can implement intrusion detection monitoring as a second layer of network security. This service provides additional perimeter security beyond that offered by the access protection of ProWatch Secure Managed Firewall Service. ProWatch Secure Remote Intrusion Detection and Response Service uses Cisco's NetRanger intrusion detection system to detect suspicious activity on customer networks, repel attack attempts and bar the potential intruder from accessing the end user's network. We introduced our ProWatch Secure Remote Intrusion Detection and Response Service in August 1996.

  End users may purchase these services individually, together or as part of a combined network management service offering.

 Web-enabled tools

  Our web-enabled network management tools provide end users with access to up-to-date status information of their networks, giving end users greater control and understanding of their networks while out-tasking day-to-day management to us. Access to this information is included as a component of our standard network management services and is provided to end users at no additional charge. End users access these tools through a standard web browser using our ProWatch Exchange application. ProWatch Exchange provides trouble ticket status and history, plus network installation project status. An active network map displays the status of all managed sites in an end user's network. ProWatch Exchange also provides on-line viewing access to the monthly availability and performance reports included with the various remote network management services.

Equipment and other services

  We resell customer premise equipment from leading network equipment manufacturers or their resellers. This equipment typically includes routers, CSUs and LAN switches and is obtained from Cisco and, to a lesser extent, from Bay/Nortel, Paradyne and others. Sales of this equipment are made only to our network management services customers in conjunction with the sale of our services. This equipment constitutes the primary components of the end-user networks we manage. Customers who purchase this equipment from us rather than from other sources typically do so for the convenience of a single supplier solution.

  We also resell on-site maintenance services, primarily to customers who have purchased the associated equipment from us. These services address issues associated with hardware failures and software bugs, as well as software upgrades provided for under the equipment provider's maintenance contract. These maintenance services are provided by 3Com or successors, Bay/Nortel, Cisco and Milgo Solutions.

Customers

  Our solutions are designed to address the needs of middle market enterprises, roughly defined as companies that have between 100 and 1,000 employees and annual revenues between $25 million and $500 million. We currently have over 1,000 end users and maintain approximately 20,000 managed sites. Our end users consist of our direct customers as well as customers of our resellers.

  When sold to end users by resellers, such as AT&T, our services are typically sold under the reseller's trade or brand name. In some instances, however, the reseller utilizes our brand names. In all cases, we receive our revenues directly from the resellers. In some situations, the resellers include the cost of our services in the pricing they establish for their related services while in other cases the services and CPE we provide are billed separately by the reseller. Our resellers include AT&T, NEC Business Network Solutions, e.spire Communications and Intermedia Communications.

  We have derived a significant portion of our revenue from one reseller, AT&T. No other customer accounted for more than 10% of our revenues in any of the last three fiscal years. AT&T accounted for 52% of our total revenues in fiscal year 1998, 59% of our total revenues in fiscal year 1999, and 71% of our total revenues in fiscal year 2000.

Relationship with AT&T

  We have entered into reseller agreements with two separate organizations within AT&T: AT&T Solutions and AT&T Data and Internet Services. Both of these organizations market and resell our network management services to AT&T customers in conjunction with AT&T's overall network solution offering using AT&T's trade name. Our technicians work directly with AT&T's sales and marketing personnel and the end users to design, implement and manage the end users' networks. As with our other reseller arrangements, we receive our revenues for the resale of our services to AT&T customers directly from AT&T. AT&T accounted for 52% of our total revenues in fiscal year 1998, 59% of our total revenues in fiscal year 1999 and 71% of our total revenues in fiscal year 2000.

  The reseller agreements with AT&T have separate terms for each of the two organizations. The arrangements with AT&T Solutions currently terminate on December 31, 2001 with respect to placing new orders for service. Individual orders received prior to July 1, 1999 may be canceled at AT&T's option at a rate not to exceed 150 devices per month beginning in July 2000. This rate represents approximately 4% per month of the orders eligible for this option as of June 30, 1999. For orders placed after June 30, 1999, the agreement provides for us to continue providing services until the earlier of the expiration of the end-user customer service term or December 31, 2004. However, individual orders placed after June 30, 1999 may be canceled at any time at AT&T's option on thirty days' notice by paying a cancellation charge. These cancellations are limited to 10% of the beginning backlog of all orders in any twelve month period. In addition, all orders may be cancelled at any time after July 1, 2001, upon 12 months' written notice. In the event of a cancellation, the number of devices that may be cancelled by AT&T each month may not exceed 8% of the number of devices billed in the last full month prior to cancellation.

  Our reseller agreements with AT&T Data and Internet Services relate primarily to AT&T's Frame Relay Plus Services. Our arrangements relating to Frame Relay Plus Services will terminate December 31, 2000, except that, following the termination date, we will continue to provide services until the earlier of the expiration of the end user customer service term or December 31, 2003.

Sales and marketing

  We market our services directly to end users as well as to resellers. Services sold to carrier resellers support the carriers' network operations or are incorporated in services the carriers sell directly to end users. In fiscal year 2000, 22% of network management service revenues was derived from direct customers. Our strategy is to build our reseller channels and we expect that these channels will represent an increasing percentage of our network management revenues for the foreseeable future. Our resellers include AT&T, NEC Business Network Solutions, e.spire Communications and Intermedia Communications. All sales of our services to date have been made in the U.S. However, we remotely manage locations in 42 countries around the world for these U.S.-based customers.

  At March 31, 2000, we employed 15 people in sales and sales support. Each sales person is assigned one or more reseller channels to support. Certain sales individuals are also responsible for direct sales to end users of our services. Reseller support by our sales organization includes assistance with responses to requests for proposals, network design and proposal generation, and participation in sales calls to potential customers. Our sales organization also helps resellers define services and familiarize the reseller's sales forces with our services and networking options. All of our sales and marketing employees are based at our headquarters in Austin.

  At March 31, 2000, we employed 8 people in marketing who are responsible for marketing communications, public relations and new service introductions. Primary marketing communications include direct mail promotions, seminars and our web site. Public relations activities include obtaining media coverage and public recognition. Marketing activities related to new service introductions include service definition, pricing, competitive analysis, service beta test and general availability launches, identification of potential reseller partners and service creation program management. The marketing group also works closely with our larger reseller partners to define, develop and implement embedded services.

Software and services development

  Our software and services development groups consisted of 21 people as of March 31, 2000. One objective of our software development group is to develop or integrate the tools we utilize to manage networks and to develop software applications, such as ProWatch Exchange, which become components of our services. While certain of our applications and tools are proprietary, all are built using industry-standard protocols, tools and development environments, including HyperText Markup Language, or HTML, Java, Java Script, Microsoft Access, Oracle 8.x relational database software and development tools, Remote Monitoring, or RMON, SNMP and Visual Basic. The objective of our services development group is to research new technologies and develop service offerings, including early operations processes, that address the needs of our target customers with respect to these technologies.

Operations

  Our operations organization, comprised of 148 individuals as of March 31, 2000, is responsible for delivery of our services to end users. By defining network management tasks into sets of tightly defined services, we are able to deliver functionality to our end users at cost effective prices. Our services generally are provided using a team approach where each customer is assigned to a team of customer engineers, with one member of the team being assigned primary customer responsibility and each member providing back-up when the primary engineer is not available.

  These customer engineer teams are supported by other groups within our operations group. The first level of service delivery is our network management center, which is staffed 24 hours per day, seven days per week with network engineers and technicians who have a broad range of technical expertise. Our network management center continuously monitors responses to polls to managed devices and opens trouble tickets in response to network outages. The goal of this group is to provide the end user with notice and a diagnosis within fifteen minutes of a network failure. Upon isolation of the problem, the appropriate service provider is dispatched to the end user's premises as required to repair the outage. Network management center employees can electronically enter trouble tickets into selected transport provider's systems to enable faster resolution of carrier network issues.

  Other groups within operations include project implementation managers, installation engineers, equipment staging and configuration personnel, and a network and tools infrastructure group. By using specialized teams for defined processes, we can utilize network engineers with a broad range of skills and experience.

  Our approach to loss of the critical systems and management network infrastructure utilized to manage customer networks is one of disaster-avoidance backed up by selected disaster recovery. The network management infrastructure is primarily Frame Relay-based providing the high availability inherent in that technology. To minimize the potential loss of access to local telecommunications infrastructure, we employ a SONET ring which is served from two separate local exchange carrier serving offices. Our facility contains two separate rooms with some redundant computing and networking equipment, each of which is monitored 24 hours per day, seven days per week. We currently plan to begin operation of a second management facility in April 2001.

  We deliver our services utilizing a workforce with a wide range of skills, from entry-level to highly trained networking professionals. We use a strict operational methodology combined with proprietary software tools to leverage our workforce. We believe that we can meet our resource requirements by hiring experienced networking professionals and by recruiting and training recent college graduates. Nonetheless, qualified IT professionals are in short supply and we face significant competition for these professionals.

Competition

  Currently, we compete primarily with the internal network administration organizations of actual or potential end users of our services. Many of these end users have internal network support capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. We believe that the principal factors involved in competing effectively with internal solutions include quality of service, price, functionality and features, product reputation and quality of support. We believe our services compete favorably with companies' internal solutions on the basis of quality of service and support, price and features. Furthermore, in competing with companies' internal resources, we have the advantage of leveraging the knowledge we have gained from working with many different customer networks.

  The remote network management service market is new, highly fragmented, rapidly evolving and largely undefined. There are few substantial barriers to entry, and we expect that we will face additional competition from existing competitors and new market entrants in the future. These competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have. We believe that the principal competitive factors in this market include networking and security engineering expertise, scalable management tools, reliability and quality of service, large scale, the ability to maintain and expand distribution channels, price, the timing of introductions of new services, and conformity with industry standards. While we believe that we currently are able to provide end users with reliable network management and security services at prices that allow us to compete favorably with respect to other service providers, there can be no assurance that we will have the resources or expertise to compete successfully in the future.

  We currently face competition from other remote network management companies such as Comdisco; telecommunications providers such as AT&T, Sprint, and MCI/WorldCom; network equipment vendors such as Bay/Nortel; and computer systems vendors such as Hewlett Packard. With respect to our security services, we currently face competition from computer systems vendors such as IBM. We also face potential competition from IT consulting firms, systems integrators, VARs, and local and regional network services firms and other new entrants into our markets. Many of these current and potential competitor companies have significantly greater financial, technical and marketing resources and greater name recognition and generate greater service revenue than we have. There can be no assurance that we will be able to compete successfully against current or potential competitors. Our failure to successfully compete would significantly damage our business.

  We also face potential competition from resellers with which we currently partner, or could partner, to market and sell our services. These resellers generally have substantially greater resources than we have and could directly compete, rather than partner, with us. Such a decision by our resellers would significantly damage our business.

  With respect to the sale of equipment and on-site equipment maintenance services, we compete primarily with the equipment manufacturers and their resellers.

Intellectual property rights

  We rely on a combination of patent, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in technology underlying our services. We have applied for patents with the United States Patent Office. These patents relate to software technology which allows us to poll, or communicate with, large numbers of routers or other SNMP devices over multiple WANs. We intend to continue to evaluate the appropriateness of these protections and to seek patent additional protection for our inventions when appropriate. There can be no assurance that additional patents will be issued from our currently pending or any future applications, or that any patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We have registered the name NetSolve, our logo and the names ProWatch, ProWatch IV, ProWatch for WANs, ProWatch for LANs and ProWatch Secure as separate service marks in the United States and various state trademark offices. We also have a service mark registration pending for ProWatch Exchange. We have not made any foreign patent or trademark filings. We have entered into proprietary rights and confidentiality agreements with our employees, and generally enter into nondisclosure agreements with our suppliers, distributors and appropriate customers in order to limit access to and disclosure of our proprietary information.

  There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent infringement or misappropriation of our technology or to deter independent third-party development of similar technologies. Any infringement or misappropriation, should it occur, could significantly damage our business. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources. We may be unable to protect our intellectual property, and we could incur substantial costs defending our intellectual property from infringement or claims of infringement.

  In June 1996, in connection with our registration of the service mark NetSolve, GRC International, Inc. claimed that our use of the name NetSolve infringed GRC's common law intellectual property rights. This claim was settled by an agreement with GRC and GRC withdrew its opposition and consented to our service mark registration. GRC retains the right to use the name NetSolve to describe a particular software product, and we retain the full right to our corporate name. We also agreed with GRC to refrain from using NetSolve as a brand name to describe products and services. We believe that the limited joint use of the name NetSolve by GRC will not have a material adverse effect on us. With the exception of GRC, we have not, to date, been notified that our services infringe the proprietary rights of third parties; however, there can be no assurance that third parties will not claim infringement or indemnification by us with respect to current or future services or products. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any of these claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause delays in product and service installation and implementation, prevent us from using important technologies or methods, subject us to substantial damages, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any of these claims could materially harm our business.

Employees

  As of March 31, 2000, we had 208 full-time employees, including 23 in sales and marketing, 21 in development, 148 in operations and 16 in finance and administration. Our success depends to a significant degree upon the continued contributions of our executive management, network management and engineering teams. Our future success will depend in large part upon our continued ability to attract and retain highly skilled and qualified personnel.

  None of our employees is represented by a collective bargaining agreement. We believe relations with our employees are good.

Item 2. FACILITIES

  Our corporate headquarters are located in a leased facility in Austin, Texas. In March 1998, we relocated all of our operations, including all employees and the network management center, into our current facility, which covers approximately 70,000 square feet. In connection with this move, we upgraded our computing and network management infrastructure environment, adding an uninterrupted power supply system backed up by a power generator to guard against system failure and to provide emergency power in the event of an outage. Our new facility allows us to maintain dual computer rooms with some redundant equipment in order to provide safeguards in the event of a fire or similar emergency. The lease for this facility expires in November 2008, including a five-year option to renew.

  We are currently negotiating a lease agreement for an additional facility in Austin, Texas covering approximately 80,000 square feet. This lease will commence in April 2001 and will expire in March 2007. We believe these facilities will be adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

Item 3. LITIGATION

  We are not currently a party to any material legal proceedings.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the three months ended March 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following information is provided with respect to each executive officer of the registrant as of April 30, 2000, pursuant to General Instruction G of Form 10-K:

          Name           Age                    Position(s)
          ----           ---                    -----------
 Craig S. Tysdal........  53 Director; president and chief executive officer
                             Vice president--finance, chief financial officer
 Kenneth C. Kieley......  49 and secretary
 Christopher D. Buffum..  50 Vice president--sales
 Terrence S. Cheng......  43 Vice president--software development
 Robert C. Pojman.......  36 Vice president--operations
 Harry S. Budow.........  37 Vice president--marketing

  Craig S. Tysdal became our president and chief executive officer and a member of our board of directors in September 1993. From May 1990 to March 1993, Mr. Tysdal was employed as senior vice president--worldwide sales at Network Equipment Technologies, Inc., a worldwide supplier of WAN equipment. He was also employed at Network Equipment Technologies, Inc. as its vice president--product marketing from July 1989 to April 1990 and as its vice president--sales from October 1986 to June 1989.

  Kenneth C. Kieley joined us in September 1989 as our vice president-- finance, chief financial officer and secretary. From July 1985 to September 1989, Mr. Kieley served as vice president--finance of VMX, Inc., a manufacturer of voice messaging systems. Mr. Kieley worked for Ernst & Young LLP from 1975 to 1985.

  Christopher D. Buffum became our vice president--sales in March 1998. From December 1996 to February 1998, Mr. Buffum was employed as senior vice president--OEM sales at Boca Research, Inc., a manufacturer of peripherals for personal computers. He was also employed at Boca Research, Inc. as its vice president, OEM sales from January 1996 to December 1996, its director OEM sales from November 1994 to December 1995, and its OEM sales manager from August 1991 to November 1994.

  Terrence S. Cheng joined us in April 1998, as our vice president--software development. From April 1997 to March 1998, Mr. Cheng worked as director, technology for Transactive Corporation, a government services firm. From December 1995 to April 1997, he was employed as chief architect and director, software development for Aetna, Inc., a provider of health and retirement benefit plans and financial services. From December 1993 to December 1995, Mr. Cheng served as senior architect, business technology for Advo, Inc., a targeted direct mail marketing services company.

  Robert C. Pojman has been our vice president--operations since February 1997. From April 1995 to February 1997, Mr. Pojman was employed as first vice president--data centers at Deluxe Data Systems, a software and services company which facilitates the processing and clearing of payments. He also worked at Deluxe Data Systems as director, technical services from June 1993 to April 1995 as well as director operations services from July 1992 to June 1993.

  Harry S. Budow commenced his employment with us as vice president--marketing in July 1999. From April 1998 until joining us, Mr. Budow served as the president and chief executive officer and a director of AXCESS Inc., a provider of technology focusing on the security access market; and before AXCESS, Mr. Budow served as the president and chief operating officer of AXCESS Inc.'s wholly owned subsidiary, Sandia Imaging Systems, Inc. from June 1997 to April 1998. From January 1996 to February 1997, Mr. Budow was employed as the vice president--marketing & business development of Bell Packaging Corp., a manufacturing and distribution company serving the packaging, paper and retail display industry. Mr. Budow was employed by SpectraVision, an entertainment company, as its senior vice president--marketing & business development from December 1991 to December 1995, and as its vice president-- marketing & technology from March 1990 to December 1991. SpectraVision was the subject of a bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code beginning in 1995 until its acquisition in 1996.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

 Market information

  Our common stock trades on the Nasdaq National Market under the symbol "NTSL." The following table sets forth the high and low per share sales prices of our common stock for each of the last three quarters in the period ended March 31, 2000, as reported by the Nasdaq National Market System.

                                                                     Price Per
                                                                       Share
                                                                   -------------
   Three Months Ended                                               High   Low
   ------------------                                              ------ ------
   September 30, 1999............................................. $37.00 $17.19
   December 31, 1999..............................................  35.88  16.25
   March 31, 2000.................................................  61.50  27.81

  Prior to September 29, 1999, a public market did not exist for our common stock. Therefore, market information does not exist for the three months ended June 30, 1999 and the information provided for the three months ended September 30, 1999 reflects the high and low prices per share over the two days of trading during that period.

 Holders of our common stock

  At the close of business on May 10, 2000, there were approximately 122 holders of record of our common stock and approximately 3,500 shareholders of beneficial interest.

 Dividends

  We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

 Recent Sales of Unregistered Securities

  Between April 1, 1999 and January 11, 2000, we granted options to purchase our common stock to our employees under the Long-Term Incentive Compensation Plan as follows:

                                                       Number   Weighted Average
                                            Number   of Shares   Exercise Price
   Date of                                 of Option Subject to        of
   Grant                                   Grantees   Options   Options Granted
   -------                                 --------- ---------- ----------------
   4/13/99................................     31     160,540        $ 9.00
   6/21/99................................     33     161,420          9.00
   7/29/99................................     17      31,604         13.00
   10/21/99...............................     63     186,766         19.13

  Securities under the Long-Term Incentive Compensation Plan were registered with the Securities and Exchange Commission on a Form S-8 Registration Statement under the Securities Act of 1933 (File No. 333-94401) which became effective on January 11, 2000.

 Use of Proceeds

  The Company's registration statement on Form S-1 (File No. 333-65691) was declared effective on September 28, 1999. An offering of the Company's common stock was commenced on September 29, 1999. The offering, for which BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC served as managing underwriters, terminated following the sale of all of the shares offered. Gross proceeds of the offering were received by the Company on October 4, 1999 and October 28, 1999 totaling $53.1 million. Offering costs totaling $1,304,752 and underwriter discounts totaling $3,717,350 were paid through December 31, 1999. There have been no other expenses or costs paid during the three months ended March 31, 2000.

  The remainder of the proceeds of this offering, $48.1 million, are temporarily invested in short-term, investment-grade, interest bearing securities pending their use for other purposes.

Item 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes appearing elsewhere in this document. The following selected consolidated financial data for fiscal years 1998, 1999 and 2000 and as of March 31, 1999 and 2000 are derived from our consolidated financial statements included elsewhere in this document, which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated financial data for fiscal years 1996 and 1997 and as of March 31, 1996, 1997 and 1998 are derived from our audited consolidated financial statements not included in this document.

                                             Year Ended March 31,
                                    ------------------------------------------
                                     1996    1997     1998     1999     2000
                                    ------  -------  -------  -------  -------
                                    (in thousands, except per share data)
Statement of operations data:
Revenues:
 Network management services......  $  782  $ 2,830  $ 7,324  $12,777  $24,048
 Equipment and other..............   2,888    3,486    7,199   13,939   14,613
                                    ------  -------  -------  -------  -------
   Total revenues.................   3,670    6,316   14,523   26,716   38,661
Cost of revenues:
 Cost of network management
  services........................     548    2,434    5,706    8,258   13,095
 Cost of equipment and other......   1,998    2,638    5,425   10,665   11,202
                                    ------  -------  -------  -------  -------
   Total cost of revenues.........   2,546    5,072   11,131   18,923   24,297
                                    ------  -------  -------  -------  -------
Gross Profit......................   1,124    1,244    3,392    7,793   14,364
Operating expenses:
 Development......................   1,132    1,262    2,040    1,762    2,503
 Sales and marketing..............     732    2,246    2,562    3,153    4,486
 General and administrative.......   1,353    1,489    2,159    2,098    3,095
 Amortization of deferred
  compensation....................     --       --       --       --        65
                                    ------  -------  -------  -------  -------
   Total operating expenses.......   3,217    4,997    6,761    7,013   10,149
                                    ------  -------  -------  -------  -------
Operating income (loss)...........  (2,093)  (3,753)  (3,369)     780    4,215
Other income (expense), net.......    (110)      34      340       93    1,463
                                    ------  -------  -------  -------  -------
Income (loss) from continuing
 operations before income taxes...  (2,203)  (3,719)  (3,029)     873    5,678
Income tax expense (benefit)......    (618)  (1,257)    (297)      19   (4,875)
                                    ------  -------  -------  -------  -------
Net income (loss) from continuing
 operations.......................  (1,585)  (2,462)  (2,732)     854   10,553
Discontinued operations:
 Income from discontinued
  operations, net of applicable
  income taxes....................   2,041    2,142      165      --       --
 Gain on sale of discontinued
  operations, net of applicable
  income taxes....................     --    10,615      341       98      --
                                    ------  -------  -------  -------  -------
Net income (loss).................  $  456  $10,295  $(2,226) $   952  $10,553
                                    ======  =======  =======  =======  =======
Basic income (loss) per share
 from(1):
 Continuing operations............  $(2.22) $ (1.75) $ (1.76) $ (0.51) $  1.06
                                    ======  =======  =======  =======  =======
 Net income (loss)................  $(1.12) $  2.72  $ (1.59) $ (0.48) $  1.06
                                    ======  =======  =======  =======  =======
Weighted average shares used in
 basic per share calculations(1)..   1,860    2,851    2,995    3,297    8,800
                                    ======  =======  =======  =======  =======
Diluted income (loss) per share
 from(1):
 Continuing operations............  $(2.22) $ (1.75) $ (1.76) $ (0.51) $  0.68
                                    ======  =======  =======  =======  =======
 Net income (loss)................  $(1.12) $  2.72  $ (1.59) $ (0.48) $  0.68
                                    ======  =======  =======  =======  =======
Weighted average shares used in
 diluted per share
 calculations(1)..................   1,860    2,851    2,995    3,297   13,648
                                    ======  =======  =======  =======  =======
Pro forma basic income per share
 from(2):
 Continuing operations............                            $  0.09  $  0.88
                                                              =======  =======
 Net income.......................                            $  0.10  $  0.88
                                                              =======  =======
Pro forma weighted average shares
 used in basic per share
 calculations(2)..................                              9,692   11,963
                                                              =======  =======
Pro forma diluted income per share
 from(2):
 Continuing operations............                            $  0.07  $  0.77
                                                              =======  =======
 Net income.......................                            $  0.08  $  0.77
                                                              =======  =======
Pro forma weighted average shares
 used in diluted per share
 calculations(2)..................                             11,341   13,648
                                                              =======  =======

--------
(1) Calculated as described in note 2 of notes to consolidated financial statements. Additional per share information is disclosed on the consolidated statements of operations in the consolidated financial statements included elsewhere in this document.
(2) Reflects the conversion of our redeemable convertible preferred stock into common stock. See note 4 of notes to consolidated financial statements.

                                                 March 31,
                                -----------------------------------------------
                                  1996      1997      1998      1999     2000
                                --------  --------  --------  --------  -------
                                              (in thousands)
Balance sheet data:
Cash and cash equivalents.....  $    874  $  8,128  $  1,333  $  2,764  $57,185
Working capital (deficit).....      (623)    9,464     5,399     5,282   63,329
Total assets..................     3,534    16,068    13,227    14,936   74,519
Capital lease obligations, net
 of current portion...........       235       175     1,146     1,027      324
Redeemable convertible pre-
 ferred stock.................    36,555    39,085    41,615    44,146      --
Total stockholders' equity
 (deficit)....................   (36,104)  (28,313)  (33,029)  (34,529)  68,958

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

  Any forward-looking statement speaks only as of the date on which such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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

 Revenues

  Our revenues consist of network management services revenues as well as equipment resales and other revenues. Our network management services include both recurring and nonrecurring revenues:

  . Revenues from recurring services represent monthly fees charged to resellers or end users for our network management services. Recurring network management services revenues are typically based on the number of devices under management and are recognized in the period in which the services are rendered. For fiscal year 2000, approximately 58% of network management services revenues were from recurring services.

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

  Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises sold to by our direct sales force. Typical contracts for our services include an initial implementation fee plus a fixed monthly fee per managed device. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 1998, 1999 and 2000. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in some cases, require that we continue providing services throughout the term of the reseller's contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

  We derive equipment and other revenues from the resale of customer premise equipment, or CPE, and from the sale of CPE maintenance contracts to our network management services customers. CPE is networking equipment which usually resides at the customer's location and includes routers, customer service units or CSUs, and LAN switches. We utilize CPE produced by Cisco and, to a lesser extent, by 3Com, Bay/Nortel, Visual Networks, Paradyne and others. We recognize revenues from the sale of CPE upon shipment to the end user. However, if the transaction is financed through our lease financing subsidiary, we recognize the revenues upon sale of the underlying lease contract on a non-recourse basis. We recognize revenues from CPE maintenance contracts on a monthly basis as the services are provided. We only resell CPE to our network management services customers. We expect to limit discounts on CPE and encourage end users to purchase equipment from other sources. Further, as an alternative to selling CPE to our resellers, we amended some of our reseller agreements in fiscal year 2000 such that we receive management fees for ordering CPE and managing CPE inventories for these resellers. Although we believe some of our customers will continue to purchase CPE from us, our strategy is to focus on our network management services which generate higher margins. We therefore anticipate that revenues from CPE sales will decline slightly as we seek to manage our mix of revenues.

  We currently have a network management services contract with two organizations within AT&T: AT&T Solutions and AT&T Data and Internet Services. AT&T accounted for 52% of our total revenues in fiscal year 1998, 59% of our total revenues in fiscal year 1999 and 71% of our total revenues in fiscal year 2000. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues into fiscal year 2001 and it is possible that this percentage could increase. No other customer accounted for more than 10% of our revenues in fiscal years 1998, 1999 or in fiscal year 2000.

  Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S.-based customers.

Results of Operations

Fiscal year 1999 compared to fiscal year 2000

 Revenues

  Total revenues. Total revenues increased 45%, from $26.7 million in fiscal year 1999 to $38.7 million in fiscal year 2000.

  Network management services. Revenues from network management services increased 88%, from $12.8 million in fiscal year 1999 to $24.0 million in fiscal year 2000, representing 48% of total revenues in fiscal year 1999 and 62% of total revenues in fiscal year 2000. Approximately one half of the dollar increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract. The remainder of the increase was due to increased implementation revenues resulting from higher volumes of newly installed sites, increased management fees for ordering and managing CPE for selected resellers, and increased equipment installation revenue.

  Equipment and other. Revenues from equipment and other increased 5%, from $13.9 million in fiscal year 1999 to $14.6 million in fiscal year 2000, primarily as a result of increased CPE maintenance revenue due to an increase in the number of equipment maintenance contracts in place offset by a decrease in CPE revenue. Revenues from CPE sales decreased as a result of amendments we have made to some of our reseller agreements whereby we receive management fees for ordering CPE and managing CPE inventories for these resellers. In addition, we expect to limit discounts on CPE and encourage end users to purchase equipment from other sources.

 Costs of revenues

  Cost of network management services. Cost of network management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 59%, from $8.3 million in fiscal year 1999 to $13.1 million in fiscal year 2000, representing 65% of network management services revenues in fiscal year 1999 and 54% of such revenues in fiscal year 2000. The dollar increase was due primarily to the addition of personnel to accommodate growth, upgrades to the network management infrastructure and, to a lesser extent, increased subcontractor costs related to installation of CPE. The percentage decrease was due primarily to improvements in processes and tools which resulted in a higher number of managed devices per operations employee.

  Cost of equipment and other. Cost of equipment and other includes the purchase of CPE from manufacturers and distributors, maintenance contracts purchased for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of equipment and other increased 5%, from $10.7 million in fiscal year 1999 to $11.2 million in fiscal year 2000, representing 77% of equipment and other revenues in both fiscal years 1999 and 2000. The increase in dollars was due to an increased number of maintenance contracts in place during fiscal year 2000 partially offset by lower costs of CPE sales due to lower CPE sales.

 Operating expenses

  Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses increased 42%, from $1.8 million in fiscal year 1999 to $2.5 million in fiscal year 2000, representing 7% of total revenues in fiscal year 1999 and 6% of total revenues in fiscal year 2000. The increase in dollars was due to an increase in the number of software and service development personnel devoted to the development and enhancement of network management tools and our network management services.

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 42%, from $3.2 million in fiscal year 1999 to $4.5 million in fiscal year 2000, representing 12% of total revenues in both fiscal years 1999 and 2000. The increase in dollars was due to increased spending for advertising and customer relations as well as costs related to the addition of sales and marketing personnel.

  General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is all employee training sponsored by us, as well as most costs of recruiting and relocating new employees. General and administrative expenses increased 48%, from $2.1 million in fiscal year 1999 to $3.1 in fiscal year 2000, representing 8% of total revenues in both fiscal years 1999 and 2000. The dollar increase was due primarily to additional spending related to recruiting of new employees and to being a public company.

 Other income, net

  Other income, net consists primarily of interest income earned on our cash balances, partially offset by interest expense from our leases for capital equipment. Other income, net increased from $93,000 in fiscal year 1999 to $1.5 million in fiscal year 2000, representing less than 1% of total revenues in fiscal year 1999 and 4% of total revenues in fiscal year 2000. The increase was due primarily to interest income earned on the net proceeds received from the Company's initial public offering.

 Income tax expense (benefit)

  The income tax provision recorded for fiscal year 1999 was $19,000, compared to a benefit of $4.9 million for fiscal year 2000. The benefit in fiscal year 2000 is attributable to a reduction in the deferred tax asset valuation allowance. In August 1999, we determined that a portion of the deferred tax asset, which had been fully reserved at March 31, 1999, would more likely than not be utilized. As of March 31, 2000, we concluded that all of the remaining deferred tax asset would more likely than not be utilized. As a result, the valuation allowance was eliminated during fiscal year 2000.

Fiscal year 1998 compared to fiscal year 1999

 Revenues

  Total revenues. Total revenues increased 84%, from $14.5 million in fiscal year 1998 to $26.7 million in fiscal year 1999.

  Network management services. Revenues from network management services increased 75%, from $7.3 million in fiscal year 1998 to $12.8 million in fiscal year 1999, representing 50% of total revenues in fiscal year 1998 and 48% of total revenues in fiscal year 1999. Approximately one-half of the dollar increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract. The remainder of the increase was due to increased implementation and installation revenues resulting from higher volumes of newly installed sites. Increased implementation fees in fiscal year 1999 were largely due to a change in company policy in the quarter ended March 31, 1998 which resulted in our charging fees for, rather than absorbing the costs of, implementing new networks. These increases were partially offset by a decrease of $715,000 in the revenues attributable to the management of the customer base sold to Intermedia. The percentage of revenues from network management services derived from our relationship with AT&T was approximately equal to the percentage of total revenue derived from AT&T.

  Equipment and other. Revenues from equipment sales and other increased 93%, from $7.2 million in fiscal year 1998 to $13.9 million in fiscal year 1999, primarily as a result of increased purchases of CPE by AT&T and an increase of $1.5 million resulting from an increase in the number of equipment maintenance contracts in place.

 Cost of revenues

  Cost of network management services. Cost of network management services increased 46%, from $5.7 million in fiscal year 1998 to $8.3 million in fiscal year 1999, representing 78% of network management services revenues in fiscal year 1998 and 65% of such revenues in fiscal year 1999. The dollar increase was due primarily to the addition of personnel to accommodate growth, upgrades to the network management infrastructure including the addition of a separate infrastructure support group, the upgrade of our facilities, and, to a lesser extent, an increase in subcontractor costs related to installation of CPE. The percentage decrease was due primarily to improvements in processes and tools which resulted in a higher number of managed devices per operations employee.

  Cost of equipment and other. Cost of equipment and other increased 98%, from $5.4 million in fiscal year 1998 to $10.7 million in fiscal year 1999, representing 75% of equipment and other revenues in fiscal year 1998 and 77% of such revenues in fiscal year 1999. The increases in dollars and as a percent of equipment and other revenues were due to higher volume of CPE sales in fiscal year 1999 to our resellers at lower resale margins.

 Operating expenses

  Development. Development expenses decreased 10% from $2.0 million in fiscal year 1998 to $1.8 million in fiscal year 1999, representing 14% of total revenues in fiscal year 1998 and 7% of total revenues in fiscal year 1999. The decrease in dollars was due primarily to a recovery in fiscal year 1999 of $100,000 of contract development expenses written off in fiscal year 1998. The decrease as a percentage of total revenues was due to the development of our LAN product which was introduced in the first quarter of fiscal year 1998 and reduced usage of third-party contract programming resources. The decrease was also affected by our decision to manage development spending to a lower level as a percentage of total revenues in fiscal year 1999, after having accelerated spending in fiscal year 1998 in order to support future revenue growth, cost reduction and service quality.

  Sales and marketing. Sales and marketing expenses increased 23%, from $2.6 million in fiscal year 1998 to $3.2 million in fiscal year 1999, representing 18% of total revenues in fiscal year 1998 and 12% of total revenues in fiscal year 1999. In fiscal year 1999, total sales and marketing salaries paid increased as additional people were added to support resellers and to focus on new product definition. The decrease of sales and marketing expenses as a percentage of total revenues reflected the increase in total revenues and a move to reduce these expenditures as a percentage of total revenues as we began to rely more on an indirect distribution strategy.

  General and administrative. General and administrative expenses decreased 5%, from $2.2 million in fiscal year 1998 to $2.1 million in fiscal year 1999, representing 15% of total revenues in fiscal year 1998 and 8% of total revenues in fiscal year 1999. The decreases in dollars and as a percentage of total revenues were due primarily to decreased legal and consulting fees and outside recruiting and relocation fees. These decreases were partially offset by increased salary costs of $125,000 primarily due to the addition of human resource professionals who are responsible for enhancing training and recruiting programs in preparation for growth.

 Other income, net

  Other income, net decreased 73%, from $340,000 in fiscal year 1998 to $93,000 in fiscal year 1999, representing 2% of total revenues in fiscal year 1998 and less than 1% of total revenues in fiscal year 1999. The dollar decrease in fiscal year 1999 was due to higher interest income in fiscal year 1998 earned from a higher level of funds available for investment and increased interest expense incurred from capital lease obligations in fiscal year 1999.

Quarterly results of operations

  Although our management revenues have increased in each of the quarters presented below, results of operations have varied from quarter to quarter. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may fluctuate as a result of many factors, including our ability to renew or retain existing end-user and reseller relationships, the cost of introducing new service offerings and the profitability of such offerings, and the level and nature of competition. Further, we may be unable to adjust spending rapidly enough to compensate for any significant fluctuations in the number of new managed devices implemented in a given period. Any significant shortfall in the number of new managed devices could therefore seriously damage our business. Finally, there can be no assurance that we will continue to be profitable in the future or, if we are profitable, that our levels of profitability will not vary significantly between quarters.

  The following tables set forth quarterly consolidated statements of operations data in dollars and, except as noted below, as a percentage of total revenues for each of the eight quarters in the period ended March 31, 2000. The information should be read together with the consolidated financial statements and related notes appearing elsewhere in this document. Additional per share information is disclosed on the consolidated statements of operations in the consolidated financial statements included elsewhere in this document. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                    Three Months Ended
                          -------------------------------------------------------------------------
                                              Dec.                                 Dec.
                          June 30, Sept. 30,  31,    Mar. 31, June 30,  Sept. 30,   31,    Mar. 31,
                            1998     1998     1998     1999     1999      1999     1999      2000
                          -------- --------- ------  -------- --------  --------- -------  --------
                                          (in thousands, except per share data)
Revenues:
  Network management
   services.............   $2,560   $3,081   $3,335   $3,801  $ 4,584    $ 5,502  $ 6,300  $ 7,663
  Equipment and other...    3,002    3,342    3,557    4,038    4,492      3,790    2,795    3,536
                           ------   ------   ------   ------  -------    -------  -------  -------
    Total revenues......    5,562    6,423    6,892    7,839    9,076      9,292    9,095   11,199
Cost of revenues:
  Cost of network
   management services..    1,808    1,974    2,098    2,378    2,672      3,132    3,296    3,993
  Cost of equipment and
   other................    2,321    2,629    2,663    3,052    3,536      2,973    2,047    2,647
                           ------   ------   ------   ------  -------    -------  -------  -------
    Total cost of
     revenues...........    4,129    4,603    4,761    5,430    6,208      6,105    5,343    6,640
                           ------   ------   ------   ------  -------    -------  -------  -------
Gross profit............    1,433    1,820    2,131    2,409    2,868      3,187    3,752    4,559
Operating expenses:
  Development...........      446      459      364      493      579        591      611      723
  Sales and marketing...      739      723      791      900      943      1,025    1,129    1,389
  General and
   administrative.......      541      512      511      534      622        663      888      922
  Amortization of
   deferred
   compensation.........      --       --       --       --         5         20       20       20
                           ------   ------   ------   ------  -------    -------  -------  -------
    Total operating
     expenses...........    1,726    1,694    1,666    1,927    2,149      2,299    2,648    3,054
                           ------   ------   ------   ------  -------    -------  -------  -------
Operating income
 (loss).................     (293)     126      465      482      719        888    1,104    1,505
Other income (expense),
 net....................       48       23        3       19       46         31      669      716
                           ------   ------   ------   ------  -------    -------  -------  -------
Income (loss) from
 continuing operations
 before income taxes....     (245)     149      468      501      765        919    1,773    2,221
Income tax expense
 (benefit)..............      --       --         6       13   (1,136)    (1,070)    (351)  (2,318)
                           ------   ------   ------   ------  -------    -------  -------  -------
Net income (loss) from
 continuing operations..     (245)     149      462      488    1,901      1,989    2,124    4,539
Gain (loss) on sale of
 discontinued
 operations, net of
 applicable income
 taxes..................      --       --        98      --       --         --       --       --
                           ------   ------   ------   ------  -------    -------  -------  -------
Net income (loss).......   $ (245)  $  149   $  560   $  488  $ 1,901    $ 1,989  $ 2,124  $ 4,539
                           ======   ======   ======   ======  =======    =======  =======  =======
Basic income (loss) per
 share from:
  Continuing
   operations...........   $(0.27)  $(0.15)  $(0.05)  $(0.04) $  0.38    $  0.37  $  0.15  $  0.32
                           ======   ======   ======   ======  =======    =======  =======  =======
  Net income (loss).....   $(0.27)  $(0.15)  $(0.02)  $(0.04) $  0.38    $  0.37  $  0.15  $  0.32
                           ======   ======   ======   ======  =======    =======  =======  =======
Weighted average shares
 used in basic per Share
 calculations...........    3,280    3,286    3,298    3,340    3,361      3,713   13,873   14,269
                           ======   ======   ======   ======  =======    =======  =======  =======
Diluted income (loss)
 per share from:
  Continuing
   operations...........   $(0.27)  $(0.15)  $(0.05)  $(0.04) $  0.25    $  0.11  $  0.13  $  0.28
                           ======   ======   ======   ======  =======    =======  =======  =======
  Net income (loss).....   $(0.27)  $(0.15)  $(0.02)  $(0.04) $  0.25    $  0.11  $  0.13  $  0.28
                           ======   ======   ======   ======  =======    =======  =======  =======
Weighted average shares
 used in diluted per
 Share calculations.....    3,280    3,286    3,298    3,340    5,055     11,877   16,104   16,296
                           ======   ======   ======   ======  =======    =======  =======  =======

                                                     Three Months Ended
                          -------------------------------------------------------------------------
                          June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31,
                            1998     1998      1998     1999     1999     1999      1999     2000
                          -------- --------- -------- -------- -------- --------- -------- --------
                                             (As a percentage of total revenues)
Revenues:
  Network management
   Services.............    46.0%     48.0%    48.4%    48.5%    50.5%     59.2%    69.3%    68.4%
  Equipment and other
   Revenues.............    54.0      52.0     51.6     51.5     49.5      40.8     30.7     31.6
                           -----     -----    -----    -----    -----     -----    -----    -----
    Total revenues......   100.0     100.0    100.0    100.0    100.0     100.0    100.0    100.0
    Total cost of
     revenues...........    74.2      71.7     69.1     69.3     68.4      65.7     58.7     59.3
                           -----     -----    -----    -----    -----     -----    -----    -----
Gross profit............    25.8      28.3     30.9     30.7     31.6      34.3     41.3     40.7
Operating expenses:
  Development...........     8.0       7.1      5.3      6.3      6.4       6.4      6.7      6.5
  Sales and marketing...    13.3      11.2     11.5     11.5     10.3      11.0     12.4     12.4
  General and
   Administrative.......     9.8       8.0      7.4      6.8      6.9       7.1      9.8      8.2
  Amortization of
   deferred
   Compensation.........     --        --       --       --       0.1       0.2      0.2      0.2
                           -----     -----    -----    -----    -----     -----    -----    -----
    Total operating
     Expenses...........    31.1      26.3     24.2     24.6     23.7      24.7     29.1     27.3
                           -----     -----    -----    -----    -----     -----    -----    -----
Operating income
 (loss).................    (5.3)      2.0      6.7      6.1      7.9       9.6     12.2     13.4
Other income (expense),
 net....................     0.9       0.3      0.1      0.3      0.5       0.3      7.4      6.4
                           -----     -----    -----    -----    -----     -----    -----    -----
Income (loss) from
 continuing Operations,
 before income Taxes....    (4.4)      2.3      6.8      6.4      8.4       9.9     19.6     19.8
Income tax expense
 (benefit)..............     --        --       0.1      0.2    (12.5)    (11.5)    (3.9)   (20.7)
                           -----     -----    -----    -----    -----     -----    -----    -----
Net income (loss) from
 Continuing operations..    (4.4)      2.3      6.7      6.2     20.9      21.4     23.5     40.5
Gain (loss) on sale of
 Discontinued
 operations, net of
 applicable income
 taxes..................     --        --       1.4      --       --        --       --       --
                           -----     -----    -----    -----    -----     -----    -----    -----
Net income (loss).......   (4.4)%      2.3%     8.1%     6.2%    20.9%     21.4%    23.5%    40.5%
                           =====     =====    =====    =====    =====     =====    =====    =====

  Cost of network management services, expressed as a percentage of network management services revenues, and the cost of equipment and other, expressed as a percentage of equipment and other revenues, were as follows:

                                                     Three Months Ended
                         --------------------------------------------------------------------------
                         June 30, Sept. 30, Dec. 31, March 31, June 30, Sept. 30, Dec. 31, Mar. 31,
                           1998     1998      1998     1999      1999     1999      1999     2000
                         -------- --------- -------- --------- -------- --------- -------- --------
Cost of network
 management services....   70.6%    64.1%     62.9%    62.6%     58.3%    56.9%     52.3%    52.1%
Cost of equipment and
 other..................   77.3     78.7      74.9     75.6      78.7     78.4      73.2     74.9

Liquidity and capital resources

  Net cash used in operating activities was $2.9 million during fiscal year 1998. Net cash provided by operating activities was $892,000 during fiscal year 1999 and $5.8 million during fiscal year 2000.

  We used $2.2 million during fiscal year 1998, $1.6 million during fiscal year 1999 and $2.8 million during fiscal year 2000 to purchase capital assets primarily used in the delivery of our network management services. We currently have no material commitments for capital expenditures. Proceeds from leases of capital equipment were $1.7 million during fiscal year 1998, $831,000 during fiscal year 1999 and $0 during fiscal year 2000. We paid $257,000 during fiscal year 1998, $732,000 during fiscal year 1999 and $974,000 during fiscal year 2000 toward our lease obligations for capital equipment. We intend to continue to add sales, marketing and development resources over the next 12 months; however, we anticipate that costs associated with sales, marketing and development initiatives will not materially increase as a percentage of revenues and will not result in significant uses of working capital. As discussed in Item 2. Facilities, in May 2000, we were negotiating a lease for an additional facility in Austin, Texas covering approximately 80,000 square feet. This lease will commence in April 2001 and will expire in March 2007.

  As of March 31, 2000, we had $57.2 million in cash and cash equivalents, $4.9 million in net accounts receivable and $63.3 million in working capital. We believe that our current cash balances together with cash generated from operations, will be sufficient to fund our anticipated working capital needs and capital expenditures, including capital expenditures related to the facility for which we are negotiating a lease, and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

  As of March 31, 2000, we had net operating loss carryforwards of approximately $11.7 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2007 if not utilized. We have alternative minimum tax credit carryforwards of approximately $291,000 which do not expire. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization. During the year ended March 31, 2000 we determined that it was more likely than not that these tax assets would be utilized. Accordingly, the previously recorded valuation allowance was eliminated. This conclusion was based on factors such as the recent consecutive quarters of income, future profitability expectations, and the nature of the deferred tax assets.

Impact of Year 2000

  Year 2000 problems are caused by computer systems that only use a two-digit year value and, accordingly, were subject to error or failure when the Year 2000 arrived. During calendar year 1999, we completed testing and remediation of our systems and products for Year 2000 issues, as well as other Year 2000 planning that included investigating the Year 2000 readiness of equipment and software provided by third parties. During and after the Year 2000 date change, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We plan to monitor our mission critical computer applications for any latent Year 2000 matters that may arise. To date, we have not made any material expenditures in connection with any latent Year 2000 matters.

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

  Sales to AT&T, which resells our services to its customers, accounted for 59% of our total revenues in fiscal year 1999 and 71% of our total revenues in fiscal year 2000. We expect sales to AT&T to continue to comprise a substantial percentage of our revenues at least through fiscal year 2001 and it is possible this percentage could increase. To the extent we continue to depend on AT&T for a large portion of our sales, our total revenues will decline materially if AT&T discontinues selling our services or significantly reduces its sales of our services. We cannot be sure that we will be successful in reducing our dependence on AT&T in the future.

  Our existing agreements with AT&T expire at various dates beginning in December 2000. In addition, a number of the orders for services that we provide to AT&T's customers under an agreement expiring in December 2001 can be cancelled beginning in July 2000 and all new orders placed after June 30, 1999 can be cancelled beginning July 2001. Our agreements with AT&T are not exclusive arrangements. We will need to maintain a good working relationship with different business units of AT&T in order to maintain the business we currently provide to AT&T's customers and to encourage AT&T to sell our services to additional customers. Problems in our relationship with AT&T would seriously damage our business. We cannot assure you that AT&T will continue to sell our services to existing or additional AT&T customers. A substantial reduction in our AT&T business would result in diminished revenues for an extended period of time as we attempted to replace that business.

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

  Competitive pressures or other factors that adversely affect sales of our wide area network, or WAN, management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 97% of our recurring network management services revenues in fiscal year 2000. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate substantially all of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services, as well as our ability to introduce enhanced versions of these services that make these services more efficient and economical.

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

  .  equipment failures or "crashes";

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company invests its cash in money market funds or instruments which meet high credit quality standards specified by the Company's investment policy. The Company does not use financial instruments for trading or other speculative purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................  32

Consolidated Balance Sheets as of March 31, 1999 and 2000.................  33

Consolidated Statements of Operations for each of the three years in the period ended March 31, 2000..............................................  34

Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended March 31, 2000...........................  35

Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2000..............................................  36

Notes to Consolidated Financial Statements................................  37

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
NetSolve, Incorporated

  We have audited the accompanying consolidated balance sheets of NetSolve, Incorporated as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSolve, Incorporated, at March 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Austin, Texas
April 17, 2000

                             NETSOLVE, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                          Year Ended March 31,
                                                          ----------------------
                                                             1999       2000
                                                          ----------  ----------
                         ASSETS
Current assets:
 Cash and cash equivalents..............................  $    2,764  $  57,185
 Restricted cash........................................         642        395
 Certificates of deposit................................       2,000        --
 Accounts receivable, net of allowance for doubtful
  accounts of $227 at March 31, 1999 and $219 at March
  31, 2000..............................................       2,622      4,913
 Inventory..............................................         279        252
 Prepaid expenses and other assets......................       1,267      2,139
 Deferred tax assets....................................         --       3,682
                                                          ----------  ---------
Total current assets....................................       9,574     68,566

Restricted cash.........................................       1,638        306
Property and equipment:
 Network communications equipment.......................          71         71
 Computer equipment and software........................       2,601      5,625
 Other equipment........................................         173        363
 Furniture, fixtures and leasehold improvements.........         865      1,765
 Equipment held under capital leases....................       3,108      1,701
                                                          ----------  ---------
                                                               6,818      9,525
 Less accumulated depreciation and amortization.........      (3,571)    (5,230)
                                                          ----------  ---------
Net property and equipment..............................       3,247      4,295
Other assets............................................         477         47
Deferred tax assets, net of current portion.............         --       1,305
                                                          ----------  ---------
Total assets............................................  $   14,936  $  74,519
                                                          ==========  =========
     LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
        STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable.......................................  $    1,569  $   2,174
 Accrued liabilities....................................       1,914      2,526
 Capital leases obligation..............................         809        537
                                                          ----------  ---------
Total current liabilities...............................       4,292      5,237

Capital leases obligation, net of current portion.......       1,027        324
Redeemable convertible preferred stock, $.10 par value;
 7,500,000 Shares authorized at March 31, 1999 and March
 31, 2000; 6,394,727 and 0 issued and outstanding at
 March 31, 1999 and March 31, 2000, respectively;
 aggregate liquidation Preferences of $44,146 at March
 31, 1999 and $0 at March 31, 2000......................      44,146        --
Stockholders' equity (deficit):
Common stock, $.01 par value; 25,000,000 shares
 authorized at March 31, 1999 and March 31, 2000;
 3,336,446 and 14,485,586 issued and outstanding at
 March 31, 1999 and March 31, 2000, respectively........          33        145
 Additional paid-in capital.............................         --      77,578
 Deferred compensation..................................         --        (257)
 Accumulated deficit....................................     (34,562)    (8,508)
                                                          ----------  ---------
Total stockholders' equity (deficit)....................     (34,529)    68,958
                                                          ----------  ---------
Total liabilities, redeemable convertible preferred
 stock and stockholders' equity (deficit)...............  $   14,936  $  74,519
                                                          ==========  =========

                            See accompanying notes.

                             NETSOLVE, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                      Year Ended March 31,
                                                     -------------------------
                                                      1998     1999     2000
                                                     -------  -------  -------
Revenues:
 Network management services.......................  $ 7,324  $12,777  $24,048
 Equipment and other...............................    7,199   13,939   14,613
                                                     -------  -------  -------
 Total revenues....................................   14,523   26,716   38,661
Costs of revenues:
 Cost of network management services...............    5,706    8,258   13,095
 Cost of equipment and other.......................    5,425   10,665   11,202
                                                     -------  -------  -------
 Total cost of revenues............................   11,131   18,923   24,297
                                                     -------  -------  -------
Gross profit.......................................    3,392    7,793   14,364
Operating expenses:
 Development.......................................    2,040    1,762    2,503
 Sales and marketing...............................    2,562    3,153    4,486
 General and administrative........................    2,159    2,098    3,095
 Amortization of deferred compensation.............      --       --        65
                                                     -------  -------  -------
 Total operating expenses..........................    6,761    7,013   10,149
                                                     -------  -------  -------
Operating income (loss)............................   (3,369)     780    4,215
Other income (expense):
 Interest income...................................      470      441    1,592
 Interest expense..................................     (159)    (254)    (117)
 Other, net........................................       29      (94)     (12)
                                                     -------  -------  -------
                                                         340       93    1,463
                                                     -------  -------  -------
Income (loss) from continuing operations before
 income taxes......................................   (3,029)     873    5,678
Income tax expense (benefit).......................     (297)      19   (4,875)
                                                     -------  -------  -------
Net income (loss) from continuing operations.......   (2,732)     854   10,553
Discontinued operations:
 Income from discontinued operations, net of
  applicable income taxes..........................      165      --       --
 Gain on sale of discontinued operations, net of
  applicable income taxes..........................      341       98      --
                                                     -------  -------  -------
Net income (loss)..................................  $(2,226) $   952  $10,553
                                                     =======  =======  =======
Dividends on redeemable convertible preferred
 stock.............................................  $(2,530) $(2,531) $(1,260)
                                                     -------  -------  -------
Net income (loss) applicable to common stock.......  $(4,756) $(1,579) $ 9,293
                                                     =======  =======  =======
Basic net income (loss) per share from:
 Continuing operations.............................  $ (1.76) $ (0.51) $  1.06
 Discontinued operations...........................     0.17     0.03      --
                                                     -------  -------  -------
 Net income (loss).................................  $ (1.59) $ (0.48) $  1.06
Weighted average shares used in basic per share
 calculation.......................................    2,995    3,297    8,800
Diluted net income (loss) per share from:
 Continuing operations.............................  $ (1.76) $ (0.51) $   .68
 Discontinued operations...........................     0.17     0.03      --
                                                     -------  -------  -------
 Net income (loss).................................  $ (1.59) $ (0.48) $   .68
Weighted average shares used in diluted per share
 calculation.......................................    2,995    3,297   13,648
Pro forma basic net income per share from:
 Continuing operations.............................           $  0.09  $ 0. 88
 Discontinued operations...........................              0.01      --
                                                              -------  -------
 Net income........................................           $  0.10  $ 0. 88
Pro forma weighted average shares used in basic per
 share calculation.................................             9,692   11,963
Pro forma diluted net income per share from:
 Continuing operations.............................           $  0.07  $  0.77
 Discontinued operations...........................              0.01      --
                                                              -------  -------
 Net income........................................           $  0.08  $  0.77
Pro forma weighted average shares used in diluted
 per share calculation.............................            11,341   13,648

                            See accompanying notes.

                             NETSOLVE, INCORPORATED

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except share data)

                                                                                   Total
                           Common Stock    Additional                          Stockholders'
                         -----------------  Paid-In     Deferred   Accumulated    Equity
                           Shares   Amount  Capital   Compensation   Deficit     (Deficit)
                         ---------- ------ ---------- ------------ ----------- -------------
Balance, March 31,
 1997...................  2,910,527  $ 29   $   --       $ --       $(28,346)    $(28,313)
  Exercise of common
   stock options and
   warrants.............    354,567     4        36        --            --            40
  Dividends on
   redeemable
   convertible preferred
   stock................        --    --        (36)       --         (2,490)      (2,530)
  Net loss..............        --    --        --         --         (2,226)      (2,226)
                         ----------  ----   -------      -----      --------     --------
Balance, March 31,
 1998...................  3,265,094    33       --         --        (33,062)     (33,029)
  Exercise of common
   stock options and
   warrants.............     71,352   --         79        --            --            79
  Dividends on
   redeemable
   convertible preferred
   stock................        --    --        (79)       --         (2,452)      (2,531)
  Net income............        --    --        --         --            952          952
                         ----------  ----   -------      -----      --------     --------
Balance, March 31,
 1999...................  3,336,446    33       --         --        (34,562)     (34,529)
  Exercise of common
   stock options and
   warrants.............    669,413     7       632        --            --           639
  Dividends on
   redeemable
   convertible preferred
   stock................        --    --       (954)       --           (306)      (1,260)
  Deferred
   compensation.........        --    --        322       (322)          --           --
  Issuance of common
   stock from Initial
   Public Offering, net
   of offering costs....  4,085,000    41    48,043        --            --        48,084
  Conversion of
   preferred stock to
   common stock.........  6,394,727    64    29,535        --         15,807       45,406
  Amortization of
   deferred
   compensation.........        --    --        --          65           --            65
  Net income............        --    --        --         --         10,553       10,553
                         ----------  ----   -------      -----      --------     --------
Balance, March 31,
 2000................... 14,485,586  $145   $77,578      $(257)     $ (8,508)    $ 68,958
                         ==========  ====   =======      =====      ========     ========


                            See accompanying notes.

                             NETSOLVE, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended March 31,
                                                    -------------------------
                                                     1998     1999     2000
                                                    -------  -------  -------
Cash flows from operating activities:
Net income (loss).................................. $(2,226) $   952  $10,553
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization....................     863    1,234    1,733
  Amortization of deferred compensation............     --       --        65
  Deferred tax assets..............................     --       --    (4,987)
  (Gain) loss on disposition of property and
   equipment.......................................     (20)      (4)       1
  Gain on sale of discontinued operations..........    (341)     (98)     --
  Change in assets and liabilities:
    Accounts receivable, net.......................     992   (1,020)  (2,291)
    Inventory and prepaid expenses and other
     assets........................................    (409)    (751)    (415)
    Accounts payable...............................    (581)     208      605
    Accrued liabilities............................  (1,182)     371      612
                                                    -------  -------  -------
Net cash provided by (used in) operating
 activities........................................  (2,904)     892    5,876
Cash flows from investing activities:
  Investments in certificates of deposit...........  (1,532)     --       --
  Proceeds from sale of certificates of deposit....     --     2,532    2,000
  Transfer of funds from (to) restricted cash......  (1,646)    (634)   1,579
  Purchases of property and equipment..............  (2,236)  (1,639)  (2,782)
  Proceeds from sale of property and equipment.....      34        4      --
  Proceeds from sale of discontinued operations....     --        98      --
                                                    -------  -------  -------
Net cash provided by (used in) investing
 activities........................................  (5,380)     361      797
                                                    -------  -------  -------
Cash flows from financing activities:
  Net proceeds from sale of stock..................     --       --    48,084
  Proceeds from capital lease financing............   1,706      831      --
  Payments under capital lease obligations.........    (257)    (732)    (975)
  Proceeds from exercise of common stock options
   and warrants....................................      40       79      639
                                                    -------  -------  -------
Net cash provided by financing activities..........   1,489      178   47,748
                                                    -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................  (6,795)   1,431   54,421
Cash and cash equivalents, beginning of period.....   8,128    1,333    2,764
                                                    -------  -------  -------
Cash and cash equivalents, end of period........... $ 1,333  $ 2,764  $57,185
                                                    =======  =======  =======
Supplemental disclosure of cash flow information:
  Cash paid for interest........................... $   168  $   242  $   117
                                                    =======  =======  =======
  Income taxes paid................................ $   196  $    24  $   117
                                                    =======  =======  =======

                            See accompanying notes.

                            NETSOLVE, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

1. Organization and Description of the Company

  NetSolve, Incorporated, a Delaware corporation, (the "Company") engages in the business of providing enterprise data networking management services within the U.S. These services include network design, installation and implementation coordination, and ongoing network management. The Company also resells data networking equipment manufactured by selected leading suppliers of these products. The Company's services are designed to allow its clients to selectively outsource, or "out-task" network specific tasks in order to migrate to new technology, increase network reliability, and reduce overall network costs.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

  The consolidated financial statements include the accounts of NetSolve, Incorporated and its wholly-owned subsidiaries, Specialized Network Services, Inc. and SNS Credit Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Inventory

  Inventory consists of purchased finished goods held for sale to customers. Inventory is stated at the lower of cost or market with cost determined on a specific identification basis. Inventory reserves were $85,000 at March 31, 1999 and $98,000 at March 31, 2000.

 Property and Equipment

  Property and equipment are recorded at historical cost. Maintenance and repairs are charged to expense as incurred and betterments which increase the value or extend the useful life of the equipment are capitalized.

  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. The Company's assets are currently depreciated over periods ranging from three to seven years. Leasehold improvements are amortized over the life of the related lease or assets, whichever is shorter. Amortization of assets recorded under capital leases is included in depreciation expense.

  In accordance with Statement of Financial Accounting Standards (SFAS) 121, the Company reviews its long-lived assets for impairment. Based on the results of a periodic review of equipment for obsolescence the Company recorded a $77,000 charge to cost of equipment and other revenues in fiscal 1998. This write-off was related to data networking equipment which had been discontinued by the Company's suppliers and for which the Company could find no buyers. Accordingly, this equipment was presumed to have no market value.

 Income Taxes

  The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                            NETSOLVE, INCORPORATED

                                March 31, 2000

 Stock-Based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed in Note 5, the alternative fair value accounting provided for under SFAS 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the price the employee must pay to acquire the stock.

 Earnings Per Share

  The Company's earnings per share data are presented in accordance with SFAS 128, Earnings Per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding securities with the ability to purchase or convert into common stock. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive common stock options and warrants that were excluded from the calculation of diluted income (loss) per share because their effect is antidilutive totaled 1,265,861 and 1,648,841 in 1998 and 1999, respectively. For 1998 and 1999, 6,394,727 shares of convertible preferred stock were excluded from the calculation of diluted income (loss) per share as their effect is also antidilutive.

  A reconciliation of the numerators and denominators used in computing per share net income (loss) from continuing operations is as follows:

                                                                 Proforma
                                 Year ended March 31,      Year ended March 31,
                                -------------------------  --------------------
                                 1998     1999     2000      1999       2000
                                -------  -------  -------  --------------------
Numerator:
  Net income (loss) from
   continuing operations....... $(2,732) $   854  $10,553  $     854 $   10,553
  Dividends on redeemable
   convertible preferred
   stock.......................  (2,530)  (2,531)  (1,260)       --         --
                                -------  -------  -------  --------- ----------
  Numerator for basic and
   diluted net income (loss)
   per share from continuing
   operations.................. $(5,262) $(1,677) $ 9,293  $     854 $   10,553
                                =======  =======  =======  ========= ==========
Denominator:
  Denominator for basic net
   income (loss) per share from
   continuing operations--
   weighted average common
   stock outstanding...........   2,995    3,297    8,800      9,692     11,963
  Dilutive common stock
   equivalents--common stock
   options, warrants and
   redeemable convertible
   preferred stock.............     --       --     4,848      1,649      1,685
                                -------  -------  -------  --------- ----------
  Denominator for diluted net
   income (loss) per share from
   continuing operations--
   weighted average common
   stock outstanding and
   dilutive common stock
   equivalents.................   2,995    3,297   13,648     11,341     13,648
                                =======  =======  =======  ========= ==========

                            NETSOLVE, INCORPORATED

                                March 31, 2000


 Revenue Recognition

  Network management services revenues are recognized in the period services are provided by NetSolve, whether sold directly or through resellers, based upon rates established by contract net of any availability credits. The typical contract terms are from 24 to 36 months and provide for one-time services, consisting primarily of project implementation services at a fixed fee per customer site or device, as well as recurring services which are provided at a fixed monthly fee per customer site or device over the life of the contract. Revenues for project implementation services are recognized upon completion of the implementation of the site, and recurring revenues are recognized on a monthly basis as the services are performed. Equipment revenues are recognized in the period the equipment is shipped to the customer. Equipment revenues from assets leased by the Company's lease financing subsidiary are recognized upon the sale of the equipment and the related lease to a third party lessor on a non-recourse basis following installation of the equipment. Other revenues, which consist primarily of equipment maintenance services, are recognized in the period services are provided. The Company's remote network management services for WANs typically include a guarantee providing end-to-end network availability for at least 99.5% of the time in any given month. In the event the guaranteed availability is not achieved, the Company generally is obligated to refund its WAN management fees for that month. The Company provides a reserve based on the estimated costs of these refunds. Historically, guarantee payments have not been significant.

 Advertising Costs

  The Company expenses advertising costs as incurred. Advertising expense for the years ended March 31, 1998, 1999 and 2000 was approximately $370,000, $419,000 and $839,000 respectively.

 Research and Development

  Expenditures for research and development are expensed as incurred.

 Cash, Cash Equivalents and Certificates of Deposit

  The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. Certificates of deposit consist of investments that mature within one year.

 Concentrations of Credit Risk

  Financial instruments which potentially expose the Company to concentrations of credit risk as defined by SFAS 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of cash and cash equivalents (including restricted cash), investments and accounts receivable. The Company places its temporary cash investments with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company performs credit evaluations of its customers' financial condition when management deems it appropriate and generally requires no collateral from its customers. Concentrations of credit risk with respect to accounts receivable are generally limited due to the credit-worthiness of the customers. Accounts receivable from AT&T represented 69% and 56% of the outstanding accounts receivable balance at March 31, 1999 and 2000, respectively.

                            NETSOLVE, INCORPORATED

                                March 31, 2000


  The following table summarizes the changes in the allowance for doubtful accounts for 1998, 1998 and 2000 (in thousands):

   Balance at March 31, 1997............................................. $ 176
     Additions charged to costs and expenses.............................    80
     Write-off of uncollectible accounts.................................   (47)
                                                                          -----
   Balance at March 31, 1998.............................................   209
     Additions charged to costs and expenses.............................    59
     Write-off of uncollectible accounts.................................   (41)
                                                                          -----
   Balance at March 31, 1999.............................................   227
     Additions charged to costs and expenses.............................    16
     Write-off of uncollectible accounts.................................   (24)
                                                                          -----
   Balance at March 31, 2000............................................. $ 219
                                                                          =====

 Concentrations of Revenues

  Revenues from AT&T amounted to 52%, 59%, and 71% of the Company's net revenues for the years ended March 31, 1998, 1999, and 2000 respectively. The Company currently is providing multiple services to AT&T under a single agreement with separate amendments for each service. Management believes its relationship with this customer is good and that the contract and the related amendments, which expire at various dates from December 2000 to December 2001, will be renewed or replaced. No other customer accounted for greater than 10% of revenue in fiscal year 1998, 1999, and 2000.

 Comprehensive Income (Loss)

  In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income. The Company adopted SFAS 130 in the year ended March 31, 1999. There was no impact to the Company as a result of the adoption of SFAS 130, as there were no significant differences between net income
(loss) and comprehensive income (loss) for all periods presented.

 Segments

  In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Company adopted SFAS 131 in the year ended March 31, 1999. The implementation of this standard had no impact on financial disclosures as the Company had no reportable operating segments.

 Recent Pronouncements

  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities, Deferral of Effective Date of FASB Statement No. 133, in which Statement 133 is now required to be adopted in the Company's fiscal year 2001. The Company does not anticipate that the adoption of the new Statement will have a material impact on the results of operations or the financial position of the Company, as the Company has no derivatives.

  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101), which provides guidance on the recognition, presentation and

                            NETSOLVE, INCORPORATED

                                March 31, 2000

disclosure of revenue in financial statements. The Company will adopt the provisions of SAB 101 for all transactions during the year ending March 31, 2001. The application of SAB 101 is not expected to have a material impact on the results of operations or the financial position of the Company.

 Reclassifications

  Certain reclassifications have been made to prior period balances to conform to the current period presentation.

3. Sale of Transport Business Segment

  In December 1996, the Company made a decision to discontinue its data transport services business segment and closed a transaction with Intermedia Communications Inc. of Florida ("Intermedia") for the sale of a portion of that segment. The sale to Intermedia was closed on December 30, 1996 at a price of $12,280,000 of which $2,000,000 was placed in an escrow account. The escrowed funds were released to the Company in November 1997.

  As a part of this transaction, all customer and supplier contracts related to a portion of the business segment were assigned to Intermedia, and the capital equipment related to this portion of the business segment was sold to Intermedia. The agreement for this sale contains a non-compete provision which prohibits the Company from competing in the data transport business for five years.

  In connection with this sale, the Company agreed to provide management services to assist Intermedia in supporting the acquired customer base for a period of 12 months. These services were provided through October 1997. The Company recorded revenue of $715,000 in fiscal year 1998 with respect to these services.

  To complete the discontinuance of this business segment, the Company assigned its rights and obligations to customer contracts for other transport services resold by the Company, and its obligations under a supplier contract, effective October 1, 1997 to NetPlus, Inc. The purchase price, which was initially established at 25% of NetPlus' gross profit from these services (as defined in the purchase agreement) for a period of three years beginning April 1, 1998 up to a maximum of $600,000, was renegotiated to $100,000 which was received in fiscal year 1999. Revenues in fiscal year 1998, prior to the assignment to NetPlus in October 1997, totaled approximately $1,072,000, and related costs of providing such services approximated $826,000. Revenues from this business segment were $1,072,000 for fiscal year 1998.

  During fiscal year 1998, upon conclusion of all remaining activities of this business segment, the Company reversed unused accruals totaling approximately $557,000 (including $250,000 which was provided to absorb potential reductions in the purchase price if billings to the sold customer base fell below levels set forth in the agreement with Intermedia).

                            NETSOLVE, INCORPORATED

                                March 31, 2000


4. Redeemable Convertible Preferred Stock

  The Company had issued and outstanding shares of redeemable convertible preferred stock as follows on March 31, 1999. Each share of preferred stock outstanding as of September 29, 1999 was automatically converted into one share of the Company's common stock and retired upon the closing of the Company's initial public offering on October 4, 1999. Accordingly, no shares of preferred stock were outstanding as of March 31, 2000.

                                                             March 31, March 31,
                                                               1999      2000
                                                             --------- ---------
   Series A convertible preferred stock..................... 3,944,184    --
   Series B convertible preferred stock..................... 2,450,543    --

5. Stockholders' Equity (Deficit)

 Stockholder Repurchase Rights

  The Company has entered into stockholder agreements with certain stockholders, and with all employees and consultants who have received grants of options pursuant to the Company's stock option plans. These agreements generally grant the Company certain repurchase rights with respect to common stock purchased by the stockholders. The percentage of shares subject to repurchase generally decreases by 25% on the first anniversary of the granting of a stock option and quarterly (at 6.25% per quarter) thereafter. The Company's repurchase rights are exercisable upon termination of employment of the employee or consultant. Some of the agreements also provide the Company a right of first refusal on the sale of any shares issued pursuant to the agreements. At March 31, 2000, total outstanding options subject to repurchase rights were 1,162,248.

 Stock Option Plans

  In November 1988, the Company adopted a stock option plan providing for the granting of options to purchase shares of the Company's common stock to key employees, directors, officers and consultants as designated by the Company's Board of Directors. The plan expired with respect to the granting of new options in October 1998. The Plan provided for the issuance of both Incentive Stock Options ("ISOs") as well as options not qualifying as ISOs within the meaning of the Internal Revenue Code of 1986, as amended. Under the terms of the Plan, the option price per share of ISOs must not have been be less than 100% of the fair market value of the Company's common stock per share at date of grant. Options were be granted with a term of 10 years and are immediately exercisable. Shares acquired pursuant to the exercise of options are subject to certain vesting and repurchase requirements as set forth above.

  In July 1997, the Company adopted a long-term incentive compensation plan. This plan is a comprehensive, stock-based incentive compensation plan, providing for discretionary awards of incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, bonus stock and other stock-based awards. All awards will be made in, or based on the value of, the Company's common stock. The plan will be administered by the Compensation Committee of the Company's Board of Directors, which consists entirely of outside directors. Regular, full-time employees of the Company, as well as directors of, and consultants to, the Company will be eligible to participate in, and receive awards under the plan. The maximum number of shares of common stock for which awards may be granted under the plan is 1,350,000. The price payable upon exercise of an option which is intended to constitute an incentive stock option may not be less than 100% of the fair market value of the common stock at the time of grant.

                            NETSOLVE, INCORPORATED

                                March 31, 2000


  At March 31, 2000 the Company had reserved 2,539,367 shares of common stock for issuance upon exercise of all options.

 Deferred Compensation

  The Company recorded gross deferred compensation of approximately $322,000 in fiscal year 2000. The amount recorded represents the difference between the grant price and the deemed fair value of the Company's common stock for shares subject to options granted in fiscal year 2000. In fiscal year 2000, 321,960 shares were granted below deemed fair value and the exercise price and deemed fair values were $9.00 and $10.00, respectively. The deferred compensation is amortized over the vesting period of each respective option, generally four years. Approximately $65,000 was recorded as compensation expense in fiscal year 2000.

 Statement of Financial Accounting Standards No. 123

  Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for options granted prior to the Company's initial filing on Form S-1 dated October 15, 1998 was estimated as of the date of grant using a minimum value option pricing model with weighted-average risk free interest rates for 1998, 1999 and 2000 of 5.69%, 5.56% and 5.71%, respectively; no dividends; and a weighted-average expected life of the option of five years for options granted before our initial public offering and four years for options granted subsequent to our initial public offering. The fair value for options granted subsequent to our initial filing date was established as of the date of grant using the Black-Scholes pricing model with a volatility of 40% for options granted subsequent to the initial filing date but prior to our initial public offering and a volatility of 85% for options granted subsequent to our initial public offering.

  The minimum value option valuation model with a near zero volatility results in an option value similar to the option value that would result from using the Black-Scholes option valuation model with a near zero volatility. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, option valuation models in general require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The impact on the pro forma results which follow may not be representative of compensation expense in future periods when the effect of the amortization of multiple awards may be reflected in the amounts. The Company's pro forma net loss from continuing operations (net of income taxes) and pro forma basic and diluted net loss per share follows:

                                                 Year ended March 31,
                                            ---------------------------------
                                               1998        1999       2000
                                            -----------  --------  ----------
   Pro forma net income (loss) from
    continuing operations.................. $(2,779,000) $679,000  $9,485,000
   Pro forma basic net income (loss) per
    share..................................       (1.76)    (0.56)       0.93
   Pro forma diluted net income (loss) per
    share.................................. $     (1.76) $  (0.56) $     0.60

                            NETSOLVE, INCORPORATED

                                March 31, 2000


  A summary of the Company's stock option activity under the Plan(s) and related information follows (since options under the Plan(s) are immediately exercisable, outstanding exercisable options at the end of the period are shown both in total and for vested amounts which would not be subject to repurchase if exercised):

                           March 31, 1998       March 31, 1999       March 31, 2000
                         -------------------- -------------------- --------------------
                                    Weighted-            Weighted-            Weighted-
                                     Average              Average              Average
                                    Exercise             Exercise             Exercise
                          Options     Price    Options     Price    Options     Price
                         ---------  --------- ---------  --------- ---------  ---------
Outstanding--beginning
 of period.............. 2,005,859    $0.81   2,007,647    $3.03   2,438,939   $ 2.50
  Granted...............   388,844    $2.57     618,176    $7.23     686,040   $17.04
  Exercised.............  (124,633)   $0.30     (70,102)   $1.10    (605,465)  $ 0.93
  Canceled..............  (262,423)   $1.96    (116,782)   $3.11     (95,995)  $ 8.08
                         ---------    -----   ---------    -----   ---------   ------
Outstanding and
 exercisable--end of
 Period--total.......... 2,007,647    $1.03   2,438,939    $2.50   2,423,519   $ 6.78
                         =========    =====   =========    =====   =========   ======
Outstanding and
 exercisable--end of
 Period--vested......... 1,464,123    $0.53   1,498,301    $0.63   1,261,271   $ 1.76
                         =========    =====   =========    =====   =========   ======
Weighted-average fair
 value of Options
 granted during the
 Period.................              $0.64                $2.02               $ 9.13

  Exercise prices for options outstanding at March 31, 2000 are as follows:

                                                                      Weighted-
                                                           Weighted-   Average
                                                            Average   Remaining
      Exercise                                             Exercise  Contractual
    Price Range                                   Options    Price      Life
    -----------                                  --------- --------- -----------
   $ 0.20-$ 0.30................................   638,350  $ 0.20       3.1
   $ 0.40-$ 1.20................................   133,000  $ 0.87       3.8
   $ 1.90-$ 2.80................................   518,696  $ 2.40       7.1
   $ 7.50-$ 9.00................................   781,113  $ 8.19       8.7
   $12.00-$19.13................................   209,150  $18.05       9.6
   $33.25-$33.25................................   143,210  $33.25       9.8
                                                 ---------  ------       ---
   $ 0.20-$33.25................................ 2,423,519  $ 6.78       6.7
                                                 =========  ======       ===

 Warrants

  The Company issued warrants at various dates between 1991 and 1993 to purchase up to 88,750 shares of Series A and Series B redeemable convertible preferred stock in connection with certain equipment financing leases. These warrants were exercisable at a price of $4.00 per share and all have expired as of December 31, 1999 with the exception of 10,000 which expire in 2001. In 1993, additional warrants to purchase up to 28,750 shares of common stock at an exercise price of $.01 per share were issued under the anti-dilution provisions of the warrants for Series A and B redeemable convertible preferred stock and expire in 2001. In 1993, the Company issued a warrant to a bank to purchase up to 25,000 shares of Series B redeemable convertible preferred stock at an exercise price of $4.00 per share and a warrant to purchase up to 25,000 shares of common stock at an exercise price of $.01 per share. The warrants were exercised by the bank in December 1999 and are no longer outstanding. These warrants were accounted for at the fair value of the warrants on the date of issuance.

                            NETSOLVE, INCORPORATED

                                March 31, 2000


6. Income Taxes

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:

                                            March 31,    March 31,   March 31,
                                              1998         1999         2000
                                           -----------  -----------  ----------
   Deferred tax assets:
     Tax carryforwards.................... $ 6,923,000  $ 6,544,000  $4,581,000
     Depreciable assets...................     159,000      130,000      52,000
     Accruals, reserves and other.........     365,000      421,000     354,000
                                           -----------  -----------  ----------
   Gross deferred tax assets..............   7,447,000    7,095,000   4,987,000
   Valuation allowance....................  (7,447,000)  (7,095,000)        --
                                           -----------  -----------  ----------
   Net deferred taxes..................... $       --   $       --   $4,987,000
                                           ===========  ===========  ==========

  The valuation allowance decreased by approximately $352,000 and $7,095,000 during fiscal years 1999 and 2000, respectively. The March 31, 1999 reduction was the result of the utilization of net operating losses which were not previously benefited. The March 31, 2000 reduction was due to the utilization of net operating losses which were not previously benefited ($2.1 million) and management's determination that the remaining deferred tax items would more likely than not be realized ($5.0 million).

  As of March 31, 1999 and March 31, 2000, the Company had federal net operating loss carryforwards of approximately $17,157,000 and $11,671,000, respectively which will expire beginning in 2007, if not utilized. The Company had alternative minimum tax credit carryforwards of $196,000 and $291,000 as of March 31, 1999 and March 31, 2000, respectively, which do not expire. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

  Significant components of the expense (benefit) for income taxes attributable to continuing operations are as follows:

                                                     Year ended March 31,
                                                 ------------------------------
                                                   1998      1999      2000
                                                 ---------  ------- -----------
   Current...................................... $     --   $19,000 $    12,000
   Deferred.....................................  (297,000)     --   (4,987,000)
                                                 ---------  ------- -----------
                                                 $(297,000) $19,000 $(4,875,000)
                                                 =========  ======= ===========

  Income tax expense (benefit) is included in the financial statements as follows:

                                                    Year ended March 31,
                                                ------------------------------
                                                  1998      1999      2000
                                                ---------  ------- -----------
   Continuing operations....................... $(297,000) $19,000 $(4,875,000)
   Income from discontinued operations.........    97,000    2,000         --
   Gain on sale of discontinued operations.....   200,000      --          --
                                                ---------  ------- -----------
                                                $     --   $21,000 $(4,875,000)
                                                =========  ======= ===========

                            NETSOLVE, INCORPORATED

                                March 31, 2000

  The Company's expense (benefit) for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

                                                          Year ended March
                                                                31,
                                                         ----------------------
                                                         1998    1999     2000
                                                         -----   -----   ------
   Federal statutory rate............................... (34.0)%  34.0 %  34.0 %
   Operating losses not benefited.......................  26.8     --       --
   Reduction in valuation allowance.....................   --    (36.7)  (125.0)
   Permanent items and other............................  (2.6)    4.9      5.2
                                                         -----   -----   ------
   Total expense (benefit)..............................  (9.8)%   2.2%    85.8%
                                                         =====   =====   ======

7. Defined Contribution Plan

  Effective December 1, 1988, the Company adopted a 401(k) plan for all full-time employees who have reached age 18 and completed certain service requirements. Employer contributions may be made by the Company at the discretion of the Board of Directors. No such employer contributions have been made to date.

8. Commitments and Contingencies

  The Company leases equipment and office space under noncancelable operating leases. Future minimum lease payments under these leases as of March 31, 2000, are as follows:

   Year ended March 31,
   --------------------
     2001........................................................... $1,500,000
     2002...........................................................  1,581,000
     2003...........................................................  1,576,000
     2004...........................................................  1,048,000
                                                                     ----------
   Total minimum lease payments..................................... $5,705,000
                                                                     ==========

  Total rental expense was approximately $812,000, $1,294,000 and $1,596,000 for the years ended March 31, 1998, 1999 and 2000, respectively.

9. Capital Leases

  The Company leases various computer, networking and other equipment under capital lease arrangements. The following is a schedule by years of future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of March 31, 2000.

   Year ended March 31,
   --------------------
     2001............................................................ $ 586,000
     2002............................................................   337,000
     2003............................................................       --
                                                                      ---------
   Total minimum lease payments......................................   923,000
   Less amount representing interest.................................   (62,000)
                                                                      ---------
   Present value of net minimum lease payments.......................   861,000
                                                                      ---------
   Less current portion..............................................  (537,000)
                                                                      ---------
   Non-current obligation............................................ $ 324,000
                                                                      =========

                            NETSOLVE, INCORPORATED

                                March 31, 2000


10. Restricted Cash

  At March 31, 2000, the Company had outstanding irrevocable letters of credit totaling $701,000 in favor of a lessor under a capital lease for equipment. These letters of credit are declining annually by 25%-33% of the original amount as long as no event of default has occurred. These letters of credit are collateralized by certificates of deposit.

  Under the lease agreement covering the Company's headquarters facility, the Company was required to purchase a $1,000,000 irrevocable letter of credit. At March 31, 1999, a certificate of deposit in the amount of $1,000,000 was classified as restricted cash to be used as collateral for the potential issuance of this letter of credit. The requirement for the letter of credit extended through the earlier of the expiration of the lease (November 2003) or four consecutive quarters of profitability. As of June 30, 1999, the requirement of the letter of credit was removed as a result of the Company attaining the fourth consecutive quarter of profitability in the three months ended June 30, 1999.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The section entitled "Proposal No. 1--Election of Directors" of our definitive Proxy Statement pursuant to Regulation 14A for our 2000 Annual Meeting of Stockholders to be held July 11, 2000, and to be filed on or about May 23, 2000, is incorporated herein by reference.

  Additional information with respect to our executive officers is found at the end of Part I of this report under the heading "Executive Officers of the Registrant."

Item 11. EXECUTIVE COMPENSATION

  The subsection entitled "The Board of Directors--Director Compensation" and the section entitled "Executive Compensation" of our definitive Proxy Statement pursuant to Regulation 14A for our 2000 Annual Meeting of Stockholders to be held July 11, 2000, and to be filed on or about May 23, 2000, are incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Security Ownership of Certain Beneficial Owners and Management" of our definitive Proxy Statement pursuant to Regulation 14A for our 2000 Annual Meeting of Stockholders to be held July 11, 2000, and to be filed on or about May 23, 2000, are incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The subsection entitled "The Board of Directors--The Compensation Committee" of our definitive Proxy Statement pursuant to Regulation 14A for our 2000 Annual Meeting of Stockholders to be held July 11, 2000, and to be filed on or about May 23, 2000, are incorporated herein by reference.

                                    Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report:

   Financial Statements (included in Item 8 of this report)            Page No.
   --------------------------------------------------------            --------
   Report of Independent Auditors.....................................    32
   Consolidated Balance Sheets as of March 31, 1999 and 2000..........    33
   Consolidated Statements of Operations for each of the three years
    in the period ended March 31, 2000................................    34
   Consolidated Statements of Stockholders' Equity (Deficit) for each
    of the three years in the period ended March 31, 2000.............    35
   Consolidated Statements of Cash Flows for each of the three years
    in the period ended March 31, 2000................................    36
   Notes to Consolidated Financial Statements.........................    37

  The consolidated financial statement schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

 (b) Reports on Form 8-K:

  No reports on Form 8-K were filed during the three months ended March 31, 2000.

             Previously Filed*
          -----------------------
           With File
 Exhibits    Number    As Exhibit                  Description
 -------- ------------ ----------                  -----------
  3.1     333-65691      3.3      Restated Certificate of Incorporation of
                                  NetSolve, as filed.

  3.2     333-65691      3.4      By-laws of NetSolve.

  4.1     Amdt. No. 1    4.1      Specimen Form of Common Stock Certificate of
          to 333-65691            NetSolve.

 10.1     Amdt. No. 1    10.1     Contract Services Agreement between AT&T
          to 333-65691            Corp. and NetSolve, dated December 21, 1995,
                                  together with amendments relating thereto.+

 10.2     333-65691      10.2     Lease between CarrAmerica Realty, L.P., t/a
                                  Riata Corporate Park, as Landlord, and
                                  NetSolve, as Tenant, dated as of September
                                  30, 1997, relating to Riata Corporate Park.

 10.3     333-65691      10.3     Master Lease Agreement between Leasing
                                  Technologies International Inc., as Lessor
                                  and NetSolve, as Lessee, dated October 30,
                                  1995, relating to certain items of equipment.

 10.4     333-65691      10.4     Master Lease Agreement between Trimarc
                                  Financial, as Leasor, and NetSolve, as
                                  Lessee, dated as of January 30, 1998,
                                  relating to certain items of equipment.

 10.5     333-65691      10.5     Asset Acquisition Agreement between
                                  Intermedia Communications Inc. and NetSolve,
                                  dated as of December 30, 1996.

 10.6     333-65691      10.6     Series B Preferred Stock Purchase Agreement,
                                  dated as of October 19, 1992, together with
                                  all amendments relating thereto.

 10.6.1                           Amendment to Series B Preferred Stock
                                  Purchase Agreement dated as of June 30, 1999.

 10.7     Amdt. No. 1    10.7     Form of Indemnification Agreement.
          to 333-65691

 10.8**   333-65691      10.8     1988 Stock Option Plan, as amended.

 10.9**   Amdt. No. 1    10.9     Amended and Restated Long-Term Incentive
          to 333-65691            Compensation Plan.

 10.10    333-65691      10.10    Form of Proprietary Information and
                                  Inventions Agreement entered into between
                                  NetSolve and each officer.

 10.11**  333-65691      10.11    Offer Letter from NetSolve to Craig S.
                                  Tysdal, dated August 12, 1993.

 10.12**  333-65691      10.12    Offer Letter from NetSolve to Christopher D.
                                  Buffum, dated January 29, 1998.

 10.13**  333-65691      10.13    Offer Letter from NetSolve to Terrence Cheng,
                                  dated April 15, 1998.

 10.14**  333-65691      10.14    Stock Option Agreement with Howard D. Wolfe.

 10.15**  333-65691      10.15    Shareholder Agreement with Howard D. Wolfe.

             Previously Filed*
          -----------------------
           With File
 Exhibits    Number    As Exhibit                  Description
 -------- ------------ ----------                  -----------
 10.16**  Amdt. No. 1    10.16    Offer Letter from NetSolve to Harry S. Budow,
          to 333-65691            dated June 17, 1999.

 10.17**  Amdt. No. 1    10.17    Form of Stock Option Agreement with
          to 333-65691            Directors.

 10.18**  Amdt. No. 1    10.18    Form of Shareholder Agreement with Directors.
          to 333-65691

 22.1     333-65691      22.1     Subsidiaries of NetSolve.

 23.1                             Consent of Ernst & Young LLP, Independent
                                  Auditors.

 27                               Financial Data Schedule

--------
 * Incorporated herein by reference. Abbreviation used is Amdt. No. 1 to 333-65691 is the Registrant's Amendment No. 1, dated July 26, 1999, to its Registration Statement on Form S-1, File No. 333-65691.
** Management contract or compensation plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c).
 +Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NetSolve, Incorporated, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NetSolve, Incorporated

Date: May 23, 2000.
                                                    /s/ Craig S. Tysdal
                                          By: _________________________________
                                                     Craig S. Tysdal,
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NetSolve, Incorporated and in the capacities and on the dates indicated.

              Signature                           Title                   Date
              ---------                           -----                   ----

       /s/ Craig S. Tysdal              Principal Executive           May 23, 2000
______________________________________   Officer and Director
   (Craig S. Tysdal, President and
       Chief Executive Officer)

      /s/ Kenneth C. Kieley    -        Principal Financial           May 23, 2000
______________________________________   Officer and Principal
 (Kenneth C. Kieley, Vice President-     Accounting Officer
               Finance
Chief Financial Officer and Secretary)

      /s/ J. Michael Gullard            Director                      May 23, 2000
______________________________________
 (J. Michael Gullard, Chairman of the
                Board)

        /s/ Joel P. Adams               Director                      May 23, 2000
______________________________________
           (Joel P. Adams)

     /s/ C. Richard Kramlich            Director                      May 23, 2000
______________________________________
        (C. Richard Kramlich)

       /s/ H. Leland Murphy             Director                      May 23, 2000
______________________________________
          (H. Leland Murphy)

       /s/ John S. McCarthy             Director                      May 23, 2000
______________________________________
          (John S. McCarthy)

     /s/ Suzanne C. Narducci            Director                      May 23, 2000
______________________________________
        (Suzanne C. Narducci)

     /s/ Howard D. Wolfe, Jr.           Director                      May 23, 2000
______________________________________
        (Howard D. Wolfe, Jr.)