Form 10-Q
period 2000-06-30
NETSOLVE INC
filed 2000-08-14
CIK 1071342

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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

  Number of shares outstanding of the issuer's common stock, $.01 par value, as of August 11, 2000: 14,558,529


================================================================================

                             NETSOLVE, INCORPORATED

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2000 and
          June 30, 2000 (unaudited).........................................  3

          Condensed Consolidated Statements of Operations for the three month periods ended June 30, 1999 and 2000 (unaudited)............  4

          Condensed Consolidated Statements of Cash Flows for the three month periods ended June 30, 1999 and 2000 (unaudited)............  5

          Notes to Condensed Consolidated Financial Statements..............  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  9

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders...............  20

Item 6.   Exhibits and Reports on Form 8-K..................................  20

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                             NETSOLVE, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                       March 31,   June 30,
                                                       --------    --------
                                                         2000        2000
                                                       --------    --------
                                                                 (unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents ........................   $ 57,185    $ 59,665
  Restricted cash ..................................        395         395
  Accounts receivable, net of allowance for
   doubtful accounts of $219 at March 31, 2000 and
   $212 at June 30, 2000 ...........................      4,913       4,346
  Inventory ........................................        252         140
  Prepaid expenses and other assets ................      2,139       1,441
  Deferred tax assets ..............................      3,682       3,017
                                                       --------    --------
Total current assets ...............................     68,566      69,004

Restricted cash ....................................        306         165
Property and equipment:
  Network communications equipment .................         71          71
  Computer equipment and software ..................      5,625       7,254
  Other equipment ..................................        363         358
  Furniture, fixtures and leasehold improvements ...      1,765       1,813
  Equipment held under capital leases ..............      1,701       1,701
                                                       --------    --------
                                                          9,525      11,197
  Less accumulated depreciation and amortization ...     (5,230)     (5,646)
                                                       --------    --------
Net property and equipment .........................      4,295       5,551
Other Assets .......................................         47          19
Deferred tax  assets, net of current portion .......      1,305       1,305
                                                       --------    --------

Total Assets .......................................   $ 74,519    $ 76,044
                                                       ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................   $  2,174    $  1,579
  Accrued liabilities ..............................      2,526       2,997
  Capital leases obligation ........................        537         556
                                                       --------    --------
Total current liabilities ..........................      5,237       5,132

Capital leases obligation, net of current
 portion ...........................................        324         181
Stockholders' equity:
 Common stock, $.01 par value; 25,000,000
  shares authorized; 14,485,586 and 14,500,055
  issued and outstanding at March 31, 2000 and
  June 30, 2000, respectively ......................        145         145
  Additional paid-in capital .......................     77,578      77,723
  Deferred compensation ............................       (257)       (236)
  Accumulated deficit ..............................     (8,508)     (6,901)
                                                       --------    --------
Total stockholders' equity .........................     68,958      70,731
                                                       --------    --------
Total liabilities and stockholders' equity .........   $ 74,519    $ 76,044
                                                       ========    ========

                             See accompanying notes.

                             NETSOLVE, INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                           Three Months Ended
                                                                                 June 30,
                                                                          --------------------
                                                                            1999        2000
                                                                          --------    --------
                                                                                (unaudited)
Revenues:
 Network management services ..........................................   $  4,584    $  8,358
 Equipment and other ..................................................      4,492       3,212
                                                                          --------    --------
  Total revenues ......................................................      9,076      11,570
Costs of revenues:
 Cost of network management services ..................................      2,672       4,286
 Cost of equipment and other ..........................................      3,536       2,337
                                                                          --------    --------
  Total costs of revenues .............................................      6,208       6,623
                                                                          --------    --------
Gross profit ..........................................................      2,868       4,947
Operating expenses:
 Development ..........................................................        579         795
 Selling and marketing ................................................        943       1,468
 General and administrative ...........................................        622         971
 Amortization of deferred compensation ................................          5          21
                                                                          --------    --------
  Total operating expenses ............................................      2,149       3,255
                                                                          --------    --------
Operating income ......................................................        719       1,692
Other income (expense):
 Interest income ......................................................         83         877
 Interest expense .....................................................        (37)        (16)
 Other, net ...........................................................         --          (2)
                                                                          --------    --------
                                                                                46         859
                                                                          --------    --------
Income before income taxes ............................................        765       2,551
Income tax expense (benefit) ..........................................     (1,136)        944
                                                                          --------    --------
Net income ............................................................      1,901       1,607
Dividends on redeemable convertible preferred stock ...................   $   (630)   $     --
                                                                          --------    --------
Net income applicable to common stock .................................   $  1,271    $  1,607
                                                                          ========    ========

Basic net income per share ............................................   $   0.38    $   0.11

Weighted average shares used in basic per share calculation ...........      3,361      14,468

Diluted net income per share ..........................................   $   0.25    $   0.10

Weighted average shares used in diluted per share calculation .........      5,055      16,235

Pro forma basic net income per share ..................................   $   0.05    $   0.11

Pro forma weighted average shares used in basic per share calculation .      9,756      14,468

Pro forma diluted net income per share ................................   $   0.04    $   0.10

Pro forma weighted average shares used in diluted per share calculation     11,450      16,235

                             See accompanying notes.

                             NETSOLVE, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Three Months Ended
                                                                     June 30,
                                                               --------------------
                                                                 1999         2000
                                                               --------    --------
                                                                    (unaudited)
Cash flows from operating activities:
 Net income ................................................   $  1,901    $  1,607
 Adjustments to reconcile net income to net cash provided by
  Operating activities:
  Depreciation and amortization ............................        400         519
  Amortization of deferred compensation ....................          5          21
  Loss on disposition of property and equipment ............          1           3
  Change in assets and liabilities:
   Accounts receivable, net ................................       (819)        567
   Inventory and prepaid expenses and other assets .........       (526)        838
   Deferred tax assets .....................................     (1,151)        665
   Accounts payable ........................................      1,674        (595)
   Accrued liabilities .....................................         48         471
                                                               --------    --------

Net cash provided by operating activities ..................      1,533       4,096
                                                               --------    --------

Cash flows from investing activities:
 Proceeds from sale of certificates of deposit .............      2,000          --
 Transfer of funds from restricted cash ....................      1,184         141
 Purchases of property and equipment .......................       (724)     (1,778)
                                                               --------    --------

Net cash provided by (used in) investing activities ........      2,460      (1,637)
                                                               --------    --------

Cash flows from financing activities:
 Payments under capital lease obligations ..................       (249)       (124)
 Proceeds from exercise of common stock options and warrants         74         145
                                                               --------    --------

Net cash (used in) provided by financing activities ........       (175)         21
                                                               --------    --------

Net increase in cash and cash equivalents ..................      3,818       2,480
Cash and cash equivalents, beginning of period .............      2,764      57,185
                                                               --------    --------
Cash and cash equivalents, end of period ...................   $  6,582    $ 59,665
                                                               ========    ========

Supplemental disclosure of cash flow information:
 Cash paid for interest ....................................   $     37    $     15
                                                               ========    ========
 Income taxes paid .........................................   $     12    $    123
                                                               ========    ========

                             See accompanying notes.

                             NETSOLVE, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

  Information with respect to the three months ended June 30, 1999 and 2000 is unaudited.


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


2.  Basis of Presentation

     The quarterly financial information presented herein should be read in conjunction with the Company's annual financial statements for the year ended March 31, 2000, which can be found in the Company's annual report filed on Form 10-K, as filed on May 23, 2000 (File No. 000-24983). The accompanying unaudited interim financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.


3.  Inventory

Inventory consists of purchased finished goods held for sale to customers. Inventory is stated at the lower of cost or market with cost determined on a specific identification basis. Inventory reserves were $98,000 at March 31, 2000 and June 30, 2000.


4.  Earnings Per Share

     The Company's earnings per share data are presented in accordance with SFAS 128, Earnings Per Share. Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding securities with the ability to purchase or convert into common stock. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. The prior year pro forma amounts have been presented as if all preferred stock were converted to common shares at the time of the issuance and all earnings were taxed at the same rate as the three month period ended June 30, 2000.

                             NETSOLVE, INCORPORATED

                                 June 30, 2000


  A reconciliation of the numerators and denominators used in computing per share net income is as follows (in thousands):

                                                                 Pro forma
                                                                 ---------

                                       Three months ended   Three months ended
                                            June 30,              June 30,
                                       ------------------   ------------------
                                         1999       2000      1999      2000
                                       -------    -------   -------   -------
Numerator:

 Net income ........................   $ 1,901    $ 1,607   $   481   $ 1,607
 Dividends on redeemable convertible
  preferred stock ..................      (630)        --        --        --
                                       -------    -------   -------   -------
 Numerator for basic and
  diluted net income
  per share operations .............   $ 1,271    $ 1,607   $   481   $ 1,607
                                       =======    =======   =======   =======
Denominator:
 Denominator for basic net
  income per share--
  weighted average common
  stock outstanding ................     3,361     14,468     9,756    14,468
 Dilutive common stock
  equivalents--common stock
  options, warrants and
  redeemable convertible
  preferred stock ..................     1,694      1,767     1,694     1,767
                                       -------    -------   -------   -------
 Denominator for diluted net
  income per share--weighted
  average common stock
  outstanding and dilutive
  common stock
  equivalents ......................     5,055     16,235    11,450    16,235
                                       =======    =======   =======   =======

                             NETSOLVE, INCORPORATED

                                 June 30, 2000

5.  Income Taxes

     During the three months ended June 30, 1999, an income tax benefit of $1.1 million was recorded. The benefit is attributable to a reduction in the deferred tax asset valuation allowance. Since the valuation allowance against deferred tax assets was completely eliminated as of March 31, 2000 (resulting in the recording of income tax benefits), income tax provisions for periods subsequent to March 31, 2000 will not be offset by similar benefits. During the three months ended June 30, 2000, an income tax provision of $944,000 was recorded.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This report and other presentations made by us contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us, conditions affecting our customers and suppliers, competition, the overall market acceptance of the Company's services, and other factors disclosed in our fiscal year 2000 annual report as filed on Form 10-K on May 23, 2000 and this report. Accordingly, although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct.

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

Overview

     We provide network management services that allow enterprises and carriers to outsource some or all network-specific activities in order to increase network reliability and up-time, reduce overall network costs, and simplify timely migration to new technologies. We were incorporated in September 1985 in the State of Delaware and began operating in the second half of 1987. Until December 1996, substantially all of our services revenues were derived from the sale of data transport services. To provide these transport services, we leased network transmission facilities from major carriers, and we also resold AT&T's transport services. We began developing our first remote network management service offering for WANs in early 1993 and began offering that service, together with AT&T's transport services, in the quarter ended March 31, 1994. We began selling network management services separately from our data transport services in the quarter ended March 31, 1995. We introduced our first security service in the quarter ended September 30, 1996. We discontinued our data transport business in the quarter ended December 31, 1996. We began offering network management services for LANs in the quarter ended June 30, 1997. On July 13, 2000, we announced that we will offer virtual private network (VPN) management services by September 30, 2000.


 Revenues

     Our revenues consist of network management services revenues as well as equipment resales and other revenues. Our network management services include both recurring and nonrecurring revenues:

     . Revenues from recurring services represent monthly fees charged to resellers or end users for our network management services. Recurring network management services revenues are typically based on the number of devices under management and are recognized in the period in which the services are rendered. In the three months ended June 30, 2000, approximately 62% of network management services revenues were from recurring services.

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

     Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises sold to by our direct sales force. Typical contracts for our services include an initial implementation fee plus a fixed monthly fee per managed device. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 1999 and 2000 and the three month period ended June 30, 2000. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in some cases, require that we continue providing services throughout the term of the reseller's contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

     We derive equipment and other revenues from the resale of customer premise equipment, or CPE, and from the sale of CPE maintenance contracts to our network management services customers. CPE is networking equipment which usually resides at the customer's location and includes routers, customer service units or CSUs, and LAN switches. We utilize CPE produced by Cisco and, to a lesser extent, by 3Com, Bay/Nortel, Paradyne and others. We recognize revenues from the sale of CPE upon shipment to the end user. However, if the transaction is financed through our lease financing subsidiary, we recognize the revenues upon sale of the underlying lease contract on a non-recourse basis. We recognize revenues from CPE maintenance contracts on a monthly basis as the services are provided. We only resell CPE to our network management services customers. In fiscal year 2000, we amended some of our reseller agreements such that we receive management fees for ordering CPE and managing CPE inventories for these resellers. Although we believe some of our customers will continue to purchase CPE from us, our strategy has been to focus on our network management services which generate higher margins. We therefore anticipate that revenues from CPE sales will remain relatively flat as we seek to manage our mix of revenues.

     We currently have a network management services contract with two business units within AT&T: AT&T Solutions and AT&T Data and Internet Services. AT&T accounted for 59% of our total revenues in fiscal year 1999, 71% of our total revenues in fiscal year 2000 and 72% of our total revenues for the three month period ended June 30, 2000. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues at least through fiscal year 2001 and it is possible that this percentage could increase. No other customer accounted for more than 10% of our revenues in fiscal year 1999 or 2000 or in the three month period ended June 30, 2000.

     Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S.-based customers.

Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 2000

 Revenues

     Total revenues. Total revenues increased 27%, from $9.1 million in the three months ended June 30, 1999 to $11.6 million in the three months ended June 30, 2000.

     Network management services. Revenues from network management services increased 82%, from $4.6 million in the three months ended June 30, 1999 to $8.4 million in the three months ended June 30, 2000, representing 51% of total revenues in the three months ended June 30, 1999 and 72% of total revenues in the three months ended June 30, 2000. The majority of the dollar increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract. The remainder of the increase was due to increased implementation revenues resulting from higher volumes of newly installed sites, increased management fees for ordering and managing CPE for selected resellers and increased equipment installation revenue.

     Equipment and other. Revenues from equipment and other decreased 28%, from $4.5 million in the three months ended June 30, 1999 to $3.2 million in the three months ended June 30, 2000. Revenues from equipment and other sales decreased as a result of amendments we have made to some of our reseller agreements whereby we receive management fees for ordering CPE and managing CPE inventories for these resellers. In addition, we expect to limit discounts on CPE and encourage end users to purchase equipment from other sources. The decrease in equipment sales was partially offset by an increase in CPE maintenance revenue which occurred as a result of an increase in the number of maintenance contracts in place.


 Costs of revenues

     Cost of network management services. Cost of network management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 60%, from $2.7 million in the three months ended June 30, 1999 to $4.3 million in the three months ended June 30, 2000, representing 58% of network management services revenues in the three months ended June 30, 1999 and 51% of such revenues in the three months ended June 30, 2000. The dollar increase was due primarily to the addition of personnel to accommodate growth and upgrades to the network management infrastructure. The percentage decrease was due primarily to improvements in processes and tools which have resulted in a higher number of managed devices per operations employee.

     Cost of equipment and other. Cost of equipment and other includes the purchase of CPE from manufacturers and distributors and maintenance contracts purchased for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of equipment and other decreased 34%, from $3.5 million in the three months ended June 30, 1999 to $2.3 million in the three months ended June 30, 2000, representing 79% of equipment and other revenues in the three months ended June 30, 1999 and 73% of such revenues in the three months ended June 30, 2000. The decrease in dollars was due to reduced costs of resold equipment resulting from the decrease in equipment resales. The percentage decrease was due to increased CPE maintenance revenue which generally has higher gross margins than equipment sales.


 Operating expenses

     Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses increased 37%, from $579,000 in the three months ended June 30, 1999 to $795,000 in the three months ended June 30, 2000, representing 6% of total revenues in the three months ended June 30, 1999 and 7% of total revenues in the three months ended June 30, 2000. The increase in dollars and as a percentage of total revenues was due to an increase in the number of software and service development personnel devoted to the development and enhancement of network management tools and our network management services.

     Selling and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 56%, from $943,000 in the three months ended June 30, 1999 to $1.5 million in the three months ended June 30, 2000, representing 10% of total revenues in the three months ended June 30, 1999 and 13% of total revenues in the three months ended June 30, 2000. The increase in dollars and as a percentage of total revenues was due to increased spending for advertising and other promotional activities as well as costs related to the addition of sales and marketing personnel.

     General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is most costs of recruiting and relocating new employees. General and administrative expenses increased 56%, from $622,000 in the three months ended June 30, 1999 to $971,000 in the three months ended June 30, 2000, representing 7% of total revenues in the three months ended June 30, 1999 and 8% of total revenues in the three months ended June 30, 2000. The dollar and percentage increase was due primarily to additional spending related to recruiting of new employees and to being a public company.

 Other income, net

     Other income, net consists primarily of interest income earned on our cash balances, offset by interest expense from our leases for capital equipment. Other income, net increased from $46,000 in the three months ended June 30, 1999 to $859,000 in the three months ended June 30, 2000, representing less than 1% of total revenues in the three months ended June 30, 1999 and 7% in the three months ended June 30, 2000. The increase was primarily due to interest income earned on the net proceeds received from the Company's initial public offering.

 Income tax expense (benefit)

     The income tax benefit recorded for the three months ended June 30, 1999 was $1.1 million, compared to a provision of $944,000 for the three months ended June 30, 2000. The benefit in the three months ended June 30, 1999 is attributable to a reduction in the deferred tax asset valuation allowance. Since the valuation allowance against deferred tax assets was completely eliminated as of March 31, 2000 (resulting in the recording of income tax benefits), income tax provisions for periods subsequent to March 31, 2000 will not be offset by similar benefits.


Quarterly results of operations

     Although our total revenues have increased in each of the last thirteen quarters, results of operations have varied from quarter to quarter. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may fluctuate as a result of many factors, including our ability to renew or retain existing end-user and reseller relationships, the cost of introducing new service offerings and the profitability of such offerings, and the level and nature of competition. Further, we may be unable to adjust spending rapidly enough to compensate for any significant fluctuations in the number of new managed devices implemented in a given period. Any significant shortfall in the number of new managed devices could therefore seriously damage our business. Finally, there can be no assurance that we will be profitable in the future or, if we are profitable, that our levels of profitability will not vary significantly between quarters.

Liquidity and capital resources

     Net cash provided by operating activities for the three month period ended June 30, 1999 was $1.5 million and $4.1 million for the three month period ended June 30, 2000.

     Net cash provided by investing activities in the three month period ended June 30, 1999 was $2.5 million. The primary source of this cash was from the sale of certificates of deposit. We used $1.6 million in the three month period ended June 30, 2000 primarily to purchase capital assets used in the delivery of our network management services. We currently have no material commitments for capital expenditures. We paid $249,000 for the three month period ended June 30, 1999 and $124,000 for the three month period ended June 30, 2000, toward our lease obligations for capital equipment. We intend to continue to add sales, marketing and development resources over the next 12 months; however, we anticipate that costs associated with sales, marketing and development initiatives will not materially increase as a percentage of revenues and will not result in significant uses of working capital. In June 2000, we entered into a lease agreement for an additional facility in Austin, TX covering approximately 80,000 square feet. This lease will commence in April 2001 and expire in March 2007.

     As of June 30, 2000, we had $59.7 million in cash and cash equivalents, $4.3 million in net accounts receivable and $63.9 million in working capital. We believe that our current cash balances together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

     As of June 30, 2000, we had net operating loss carryforwards of approximately $9.2 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2007 if not utilized. We have alternative minimum tax credit carryforwards of $240,000 which do not expire. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ''change in ownership'' provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization.



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

     Sales to AT&T, which resells our services to its customers, accounted for 71% of our total revenues in the fiscal year ended March 31, 2000 and 72% of our total revenues for the three months ended June 30, 2000. We expect sales to AT&T to continue to comprise a substantial percentage of our revenues at least through fiscal year 2001 and it is possible this percentage could increase. To the extent we continue to depend on AT&T for a large portion of our sales, our total revenues will decline materially if AT&T discontinues selling our services or significantly reduces its sales of our services. We cannot be sure that we will be successful in reducing our dependence on AT&T in the future.

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

     Competitive pressures or other factors that adversely affect sales of our wide area network, or WAN, management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 97% of our recurring network management services revenues in the three month period ended June 30, 2000. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate substantially all of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services, as well as our ability to introduce enhanced versions of these services that make these services more efficient and economical.


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

     .    equipment failures or "crashes;"

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



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its cash in money market funds or instruments which meet high credit quality standards specified by the Company's investment policy. The Company does not use financial instruments for trading or other speculative purposes.

PART II.   OTHER INFORMATION


Item 2.  USE OF PROCEEDS

     The Company's registration statement on Form S-1 (File No. 333-65691) was declared effective on September 28, 1999. Gross proceeds from the offering were used to pay offering costs through December 31, 1999. There have been no other expenses or costs paid during the six months ended June 30, 2000. The remainder of the proceeds of this offering, 48.1 million, are temporarily invested in short-term, investment-grade, interest bearing securities pending their use for other purposes.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NetSolve held its Annual Meeting of Stockholders on July 11, 2000. The following items were presented to the stockholders with the following results:

     1. The following directors were elected to serve until the next annual meeting:

                                                   Votes Withheld
           Directors                 Votes For       or Against     Abstentions
           ---------                 ---------     ---------------  ------------
           J. Michael Gullard        11,640,252          465,531         --
           Craig S. Tysdal           11,640,252          465,531         --
           Joel P. Adams             11,640,252          465,531         --
           John S. McCarthy          10,680,158        1,425,625         --
           Suzanne C. Narducci       11,640,252          465,531         --
           Howard D. Wolfe, Jr.      11,640,252          465,531         --
           G. Joseph Lueckenhoff     11,640,252          465,531         --

     2. The Stockholders approved an amendment to the NetSolve, Incorporated Long-Term Incentive Compensation Plan to increase the total number of shares of common stock authorized for issuance thereunder from 1,350,000 to 4,350,000 (an increase of 3,000,000 shares). The stockholders also reapproved the plan as required under Section 162(m) of the Internal Revenue Code.

              Votes For     Votes Against     Abstentions    Broker Non-Votes
              ----------  ------------------  ------------  ------------------
               6,048,949       3,174,178          57,015         2,825,641


Item  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

10.1   Amended and Restated Long-Term Incentive Compensation Plan

10.2 Lease between Austin Jack, L.L.C., as Lessor, and NetSolve, Incorporated, as Tenant, dated as of June 7, 2000, relating to new facility

27.1   Financial Data Schedule.


     (b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 11, 2000               NETSOLVE, INCORPORATED


                                       By: /s/ Craig S. Tysdal
                                           ------------------------------------
                                           Craig S. Tysdal
                                           President and Chief Executive Officer



                                       By: /s/ Kenneth C. Kieley
                                           ------------------------------------
                                           Kenneth C. Kieley
                                           Vice President-Finance, Chief
                                           Financial Officer and Secretary