Form 10-Q
period 2000-09-30
NETSOLVE INC
filed 2000-11-13
CIK 1071342

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---


  Number of shares outstanding of the issuer's common stock, $.01 par value as of November 10, 2000 : 12,887,319



================================================================================

                            NETSOLVE, INCORPORATED

                                     INDEX

PART I.     FINANCIAL INFORMATION                                                                                      Page
                                                                                                                       ----
Item  1.    Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2000 and September 30, 2000 (unaudited).........        3

            Condensed Consolidated Statements of Operations for the three and six month periods ended September
            30, 1999 and 2000 (unaudited).........................................................................        4


            Condensed Consolidated Statements of Cash Flows for the six month periods ended September 30, 1999
            and 2000 (unaudited)..................................................................................        5


            Notes to Condensed Consolidated Financial Statements..................................................        6

Item  2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................        9

Item  3.    Quantitative and Qualitative Disclosures About Market Risk............................................       21

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.....................................................................................       21

Item  2.    Changes in Securities and Use of Proceeds

            Use of proceeds.......................................................................................       21

Item  6.    Exhibits and Reports on Form 8........................................................................       22

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                             NETSOLVE, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                 3/31/00           9/30/00
                                                                                --------          --------
                                                                                                 (unaudited)
                                  ASSETS
Current assets:
    Cash and cash equivalents.............................................   $    57,185       $    51,645
    Restricted cash.......................................................           395               395
    Accounts receivable, net of allowance for doubtful accounts of
     $219 at March 31, 2000 and $214 at September 30, 2000................         4,913             3,043
    Inventory.............................................................           252               241
    Prepaid expenses and other assets.....................................         2,139             1,785
    Deferred tax assets...................................................         3,682             1,987
                                                                             -----------       -----------
Total current assets......................................................        68,566            59,096

Restricted cash...........................................................           306                --
Property and equipment:
    Computer equipment and software.......................................         5,696             7,939
    Furniture, fixtures and leasehold improvements........................         1,765             1,876
    Equipment held under capital leases...................................         1,701             1,701
    Other equipment.......................................................           363               358
                                                                             -----------       -----------
                                                                                   9,525            11,874
    Less accumulated depreciation and amortization........................        (5,230)           (6,158)
                                                                             -----------       -----------
Net property and equipment................................................         4,295             5,716
Other assets..............................................................            47                12
Deferred tax assets, net of current portion...............................         1,305             1,305
                                                                             -----------       -----------

Total assets..............................................................   $    74,519       $    66,129
                                                                             ===========       ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable......................................................   $     2,174       $     1,657
    Accrued liabilities...................................................         2,526             2,940
    Capital leases obligation.............................................           537               505
                                                                             -----------       -----------
Total current liabilities.................................................         5,237             5,102

Capital leases obligation, net of current portion.........................           324               105
Stockholders' equity:
Common stock, $.01 par value; 25,000,000 shares authorized
       at March 31, 2000 and September 30, 2000; 14,485,586
       issued and outstanding at March 31, 2000 and
       14,631,703 issued and 13,047,703 outstanding
       at September 30, 2000..............................................           145               146
Additional paid-in capital................................................        77,578            78,258
Treasury Stock............................................................            --           (11,810)
Deferred compensation.....................................................          (257)             (216)
Accumulated deficit.......................................................        (8,508)           (5,456)
                                                                             -----------       -----------
Total stockholders' equity................................................        68,958            60,922
                                                                             -----------       -----------

Total liabilities and stockholders' equity................................   $    74,519       $    66,129
                                                                             ===========       ===========

                            See accompanying notes.

                            NETSOLVE, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                               Three Months Ended           Six Months Ended
                                                                                  September 30,               September 30,
                                                                                  -------------               ------------
                                                                               1999           2000         1999           2000
                                                                             --------       --------     --------       --------
                                                                                   (unaudited)                  (uaudited)
Revenues:
  Network management services............................................    $  5,502       $  8,138     $ 10,086       $ 16,496
  Equipment and other....................................................       3,790          3,128        8,282          6,339
                                                                             --------       --------     --------       --------
    Total revenues.......................................................       9,292         11,266       18,368         22,835
Costs of revenues:
  Cost of network management services....................................       3,132          4,620        5,804          8,906
  Cost of equipment and other............................................       2,973          2,192        6,509          4,528
                                                                             --------       --------     --------       --------
    Total cost of revenues...............................................       6,105          6,812       12,313         13,434
                                                                             --------       --------     --------       --------
Gross profit.............................................................       3,187          4,454        6,055          9,401
Operating expenses:
  Development............................................................         591            759        1,170          1,555
  Selling and marketing..................................................       1,025          1,408        1,968          2,876
  General and administrative.............................................         663            928        1,285          1,900
  Amortization of deferred compensation..................................          20             20           25             40
                                                                             --------       --------     --------       --------
    Total operating expenses.............................................       2,299          3,115        4,448          6,371
                                                                             --------       --------     --------       --------
Operating income.........................................................         888          1,339        1,607          3,030
Other income (expense):
  Interest income........................................................          60            967          143          1,843
  Interest expense.......................................................         (29)           (13)         (66)           (29)
  Other, net.............................................................          --              1           --             --
                                                                             --------       --------     --------       --------
                                                                                   31            955           77          1,814
                                                                             --------       --------     --------       --------
Income before income taxes...............................................         919          2,294        1,684          4,844
Income tax expense (benefit).............................................      (1,070)           848       (2,206)         1,792
                                                                             --------       --------     --------       --------
Net income...............................................................    $  1,989       $  1,446     $  3,890       $  3,052
                                                                             ========       ========     ========       ========

Dividends on redeemable convertible preferred stock......................    $   (630)      $     --     $ (1,260)      $     --
                                                                             --------       --------     --------       --------
Net income applicable to common stock....................................    $  1,359       $  1,446     $  2,630       $  3,052
                                                                             ========       ========     ========       ========



Basic net income per share...............................................    $   0.37       $   0.10     $   0.74       $   0.21

Weighted average shares used in basic per share calculation..............       3,713         14,390        3,538       $ 14,429

Diluted net income per share.............................................    $   0.11       $   0.09     $   0.22       $   0.19

Weighted average shares used in diluted per share calculation............      11,877         15,507       11,699         15,914

Pro forma basic net income per share.....................................    $   0.06       $   0.10     $   0.11       $   0.21

Pro forma weighted average shares used in basic per share calculation....       9,969         14,390        9,863         14,429

Pro forma diluted net income per share...................................    $   0.05       $   0.09     $   0.09       $   0.19

Pro forma weighted average shares used in diluted per share calculation..      11,877         15,507      11, 699         15,914

                            See accompanying notes.

                            NETSOLVE, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                  Six Months Ended
                                                                                                    September 30,
                                                                                                    -------------
                                                                                                 1999            2000
                                                                                                 ----            ----
                                                                                                      (unaudited)
Cash flows from operating activities:
  Net income...............................................................................   $ 3,890        $  3,052
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..........................................................       826           1,035
    Amortization of deferred compensation..................................................        25              40
    Deferred tax assets....................................................................    (2,238)          1,695
    Loss on disposition of property and equipment..........................................         1               3
    Change in assets and liabilities:
    Accounts receivable, net...............................................................    (1,588)          1,870
    Inventory and prepaid expenses and other assets........................................      (940)            400
    Accounts payable.......................................................................       897            (517)
    Accrued liabilities....................................................................       270             414
                                                                                              -------        --------
Net cash provided by operating activities..................................................     1,143           7,992
                                                                                              -------        --------

Cash flows from investing activities:
  Proceeds from sale of certificates of deposit............................................     2,000              --
  Transfer of funds from restricted cash...................................................     1,325             306
  Purchases of property and equipment......................................................    (1,250)         (2,458)
                                                                                              -------        --------
Net cash provided by (used in) investing activities........................................     2,075          (2,152)
                                                                                              -------        --------

Cash flows from financing activities:
  Repurchase of common stock...............................................................        --         (11,810)
  Payments under capital lease obligations.................................................      (457)           (251)
  Proceeds from exercise of common stock options and warrants..............................       130             681
                                                                                              -------        --------
Net cash used in financing activities......................................................      (327)        (11,380)
                                                                                              -------        --------

Net increase (decrease) in cash and cash equivalents.......................................     2,891          (5,540)
Cash and cash equivalents, beginning of period.............................................     2,764          57,185
                                                                                              -------        --------
Cash and cash equivalents, end of period...................................................   $ 5,655        $ 51,645
                                                                                              =======        ========

Supplemental disclosure of cash flow information:
  Cash paid for interest...................................................................   $    66        $     28
                                                                                              =======        ========
  Income taxes paid........................................................................   $    28        $    152
                                                                                              =======        ========

                            See accompanying notes.

                            NETSOLVE, INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

 Information with respect to the three and six months ended September 30, 1999 and 2000 is unaudited.


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


3. Inventory

Inventory consists of purchased finished goods held for sale to customers. Inventory is stated at the lower of cost or market with cost determined on a specific identification basis. Inventory reserves were $98,000 at March 31, 2000 and September 30, 2000.

4. Earnings Per Share

     The Company's earnings per share data are presented in accordance with SFAS 128, Earnings Per Share. Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding securities with the ability to purchase or convert into common stock. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. The prior year pro forma amounts have been presented as if all preferred stock were converted to common shares at the time of the issuance and all earnings were taxed at the same rate as the six month period ended September 30, 2000.

                            NETSOLVE, INCORPORATED

                              September 30, 2000

   A reconciliation of the numerators and denominators used in computing per share net income is as follows (in thousands):

                                                                                            Pro forma              Pro forma
                                                                                       -------------------     -------------------

                                      Three months ended        Six months ended        Three months ended      Six months ended
                                         September 30,            September 30,           September 30,           September 30,
                                         -------------            -------------           -------------           -------------
                                         1999     2000            1999     2000           1999     2000           1999     2000
                                         ----     ----            ----     ----           ----     ----           ----     ----
Numerator:

    Net income.....................  $ 1,989      $ 1,446     $ 3,890      $ 3,052     $   579     $ 1,446     $ 1,061     $ 3,052
    Dividends on redeemable
      Convertible stock.........        (630)          --      (1,260)          --          --          --          --          --
                                     -------      -------     -------      -------     -------     -------     -------     -------

     Numerator for basic and
       diluted net income
       per share...................  $ 1,359      $ 1,446     $ 2,630      $ 3,052     $   579     $ 1,446     $ 1,061     $ 3,052
                                     =======      =======     =======      =======     =======     =======     =======     =======
Denominator:
     Denominator for basic net
      income per share--
      weighted average common
      stock outstanding............    3,713       14,390       3,538       14,429       9,969      14,390       9,863      14,429

     Dilutive common stock
      Equivalents--common stock
      options, warrants and
      redeemable convertible
       preferred stock.............    8,164        1,117       8,161        1,485       1,908       1,117       1,836       1,485
                                     -------      -------     -------      -------     -------     -------     -------     -------

      Denominator for diluted net
       income per share--weighted
       average common stock
       outstanding and dilutive
       common stock
       equivalents.................   11,877       15,507      11,699       15,914      11,877      15,507      11,699      15,914
                                      ======      =======     =======      =======     =======     =======     =======     =======

                            NETSOLVE, INCORPORATED

                              September 30, 2000

5. Income Taxes

     During the three and six month periods ended September 30, 1999, income tax benefits of $1.1 and $2.2 million, respectively, were recorded. The benefit is attributable to a reduction in the deferred tax asset valuation allowance.
Since the valuation allowance against deferred tax assets was completely eliminated as of March 31, 2000 (resulting in the recording of income tax benefits), income tax provisions for periods subsequent to March 31, 2000 will not be offset by similar benefits. During the three and six month periods ended September 30, 2000, income tax provisions of $848,000 and $1.8 million, respectively, were recorded.


6. Contingencies

     Class action complaints were filed on September 11, September 26, October 2 and October 3, 2000 in the U.S. District Court for the Western District of Texas against the Company and certain of its officers. The complaints allege that the Company and certain of its officers violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements, failing to disclose material information and taking other actions intending to artificially inflate and maintain the market price of the Company's common stock during the Class Period of April 18, 2000 and August 18, 2000. While the proceedings are at a very early stage, the Company believes the suits are without merit and intends to defend itself vigorously. However, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome were to be unfavorable, the Company's business, financial condition, cash flows and results of operations could be materially adversely affected.


7. Recent Accounting Pronouncements

     The FASB recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Interpretation provides guidance related to the implementation of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Interpretation is to be applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000. For changes made after December 15, 1998 to awards that affect exercise prices of the awards, the Company must prospectively account for the impact of those changes. The Company does not believe the full adoption of the Interpretation will have a material impact on the Company's financial condition or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This report and other presentations made by us contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events. You should not rely on these forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us, conditions affecting our customers and suppliers, competition, the overall market acceptance of the Company's services, and other factors disclosed in our fiscal year 2000 annual report as filed on Form 10-K on May 23, 2000 and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" and other sections of Report on Form 10-Q. You should also consult the risk factors listed from time to time in the Company's Reports on Form 8-K. Accordingly, although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct.

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

Overview

     We provide network management services that allow enterprises and carriers to outsource some or all network-specific activities in order to increase network reliability and up-time, reduce overall network costs, and simplify timely migration to new technologies. We were incorporated in September 1985 in the State of Delaware and began operating in the second half of 1987. Until December 1996, substantially all of our services revenues were derived from the sale of data transport services. To provide these transport services, we leased network transmission facilities from major carriers, and we also resold AT&T's transport services. We began developing our first remote network management service offering for WANs in early 1993 and began offering that service, together with AT&T's transport services, in the quarter ended March 31, 1994. We began selling network management services separately from our data transport services in the quarter ended March 31, 1995. We introduced our first security service in the quarter ended September 30, 1996. We discontinued our data transport business in the quarter ended December 31, 1996. We began offering network management services for LANs in the quarter ended June 30, 1997. We began offering virtual private network (VPN) management services during the quarter ended September 30, 2000.

   Revenues

     Our revenues consist of network management services revenues as well as equipment resales and other revenues. Our network management services include both recurring and nonrecurring revenues:

     . Revenues from recurring services represent monthly fees charged to resellers or end users for our network management services. Recurring network management services revenues are typically based on the number of devices under management and are recognized in the period in which the services are rendered. In the six months ended September 30, 2000, approximately 66% of network management services revenues were from recurring services.

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

     Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises sold to by our direct sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 1999 and 2000 and the three and six month periods ended September 30, 2000. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in some cases, require that we continue providing services throughout the term of the reseller's contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

     We derive equipment and other revenues from the resale of customer premise equipment, or CPE, and from the sale of CPE maintenance contracts to our network management services customers. CPE is networking equipment which usually resides at the customer's location and includes routers, customer service units or CSUs, and LAN switches. We utilize CPE produced by Cisco and, to a lesser extent, by Bay/Nortel, Paradyne and others. We recognize revenues from the sale of CPE upon shipment to the end user. However, if the transaction is financed through our lease financing subsidiary, we recognize the revenues upon sale of the underlying lease contract on a non-recourse basis. We recognize revenues from CPE maintenance contracts on a monthly basis as the services are provided. We only resell CPE to our network management services customers. We expect to limit discounts on CPE and encourage end users to purchase equipment from other sources. Further, as an alternative to selling CPE to our resellers, we have amended some of our reseller agreements such that we receive management fees for ordering CPE and managing CPE inventories for these resellers. Although we believe some of our customers will continue to purchase CPE from us, our strategy is to focus on our network management services which generate higher margins. We therefore anticipate that revenues from CPE sales will decline as we seek to manage our mix of revenues.

     We currently have a network management services contract with two business units within AT&T: AT&T Solutions and AT&T Data and Internet Services. AT&T accounted for 59% of our total revenues in fiscal year 1999, 71% of our total revenues in fiscal year 2000, and 70% of our total revenues for the six month period ended September 30, 2000. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues at least through fiscal year 2001 and it is possible that this percentage could increase. No other customer accounted for more than 10% of our revenues in fiscal year 1999 or 2000 or in the three and six month periods ended September 30, 2000.

     Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S.-based customers.

Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 2000

 Revenues

     Total revenues. Total revenues increased 21%, from $9.3 million in the three months ended September 30, 1999 to $11.3 million in the three months ended September 30, 2000.

     Network management services. Revenues from network management services increased 48%, from $5.5 million in the three months ended September 30, 1999 to $8.1 million in the three months ended September 30, 2000, representing 59% of total revenues in the three months ended September 30, 1999 and 72% of total revenues in the three months ended September 30, 2000. Virtually all of the dollar increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract. The remainder of the increase was due to increased implementation revenues resulting from higher volumes of newly installed sites and increased management fees for ordering and managing CPE for selected resellers.

     Equipment and other. Revenues from equipment and other decreased 17%, from $3.8 million in the three months ended September 30, 1999 to $3.1 million in the three months ended September 30, 2000. Revenues from equipment and other sales decreased primarily as a result of amendments we have made to some of our reseller agreements whereby we receive management fees for ordering CPE and managing CPE inventories for these resellers. The decrease in equipment sales was partially offset by an increase in CPE maintenance revenue which occurred as a result of an increase in the number of maintenance contracts in place.

   Costs of revenues

     Cost of network management services. Cost of network management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 48%, from $3.1 million in the three months ended September 30, 1999 to $4.6 million in the three months ended September 30, 2000, representing 57% of network management services revenues in the three months ended September 30, 1999 and September 30, 2000, respectively. The dollar increase was due primarily to the addition of personnel to accommodate growth and upgrades to the network management infrastructure.

     Cost of equipment and other. Cost of equipment and other includes the purchase of CPE from manufacturers and distributors and maintenance contracts purchased for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of equipment and other decreased 26%, from $3.0 million in the three months ended September 30, 1999 to $2.2 million in the three months ended September 30, 2000, representing 78% of equipment and other revenues in the three months ended September 30, 1999 and 70% of such revenues in the three months ended September 30, 2000. The decrease in dollars was due to reduced costs of resold equipment resulting from the decrease in equipment resales. The percentage decrease was due to increased CPE maintenance revenues which generally has higher gross margins than equipment sales.

   Operating expenses

     Development.   Development expenses consist primarily of salaries and
related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses increased 28%, from $591,000 in the three months ended September 30, 1999 to $759,000 in the three months ended September 30, 2000, representing 6% of total revenues in the three months ended September 30, 1999 and 7% of total revenues in the three months ended September 30, 2000. The increase in dollars and as a percentage of total revenues was due to an increase in the number of software and service development personnel and outside contractors devoted to the development and enhancement of network management tools and our network management services.

     Selling and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 37%, from $1.0 million in the three months ended September 30, 1999 to $1.4 million in the three months ended September 30, 2000, representing 11% of total revenues in the three months ended September 30, 1999 and 12% in the three months ended September 30, 2000. The increase in dollars and as a percentage of total revenues was due to increased spending for advertising and other promotional activities as well as costs related to the addition of sales and marketing personnel.

     General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses increased 40%, from $663,000 in the three months ended September 30, 1999 to $928,000 in the three months ended September 30, 2000, representing 7% of total revenues in the three months ended September 30, 1999 and 8% of total revenues in the three months ended September 30, 2000. The dollar and percentage increase was due primarily to an accrual of $200,000 for legal fees related to the pending class action securities lawsuits, additional spending related to recruiting new employees, increased personnel and to being a public company.

   Other income, net

     Other income, net consists primarily of interest income earned on our cash balances, offset by interest expense from our leases for capital equipment. Other income, net increased from $31,000 in the three months ended September 30, 1999 to $955,000 in the three months ended September 30, 2000, representing less than 1% of total revenues in the three months ended September 30, 1999 and 8% in the three months ended September 30, 2000. The increase was primarily due to interest income earned on the net proceeds received from the Company's initial public offering.

   Income tax expense (benefit)

     The income tax benefit recorded for the three months ended September 30, 1999 was $1.1 million, compared to a provision of $848,000 for the three months ended September 30, 2000. The benefit in the three months ended September 30, 1999 is attributable to a reduction in the deferred tax asset valuation allowance. Since the valuation allowance against deferred tax assets was completely eliminated as of March 31, 2000 (resulting in the recording of income tax benefits), income tax provisions for periods subsequent to March 31, 2000 are no longer offset by similar benefits.

Six months ended September 30, 1999 compared to six months ended September 30, 2000

   Revenues

     Total revenues. Total revenues increased 24%, from $18.4 million in the six months ended September 30, 1999 to $22.8 million in the six months ended September 30, 2000.

     Network management services. Revenues from network management services increased 64%, from $10.1 million in the six months ended September 30, 1999 to $16.5 million in the six months ended September 30, 2000, representing 55% of total revenues in the six months ended September 30, 1999 and 72% of total revenues in the six months ended September 30, 2000. The majority of the dollar increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract. The remainder of the increase was due to increased implementation revenues resulting from higher volumes of newly installed sites and increased management fees for ordering and managing CPE for selected resellers.

     Equipment and other. Revenues from equipment and other decreased 23%, from $8.3 million in the six months ended September 30, 1999 to $6.3 million in the six months ended September 30, 2000. Revenues from equipment and other sales decreased as a result of amendments we have made to some of our reseller agreements whereby we receive management fees for ordering CPE and managing CPE inventories for these resellers. The decrease in equipment sales was partially offset by an increase in CPE maintenance revenue which occurred as a result of an increase in the number of maintenance contracts in place.

   Costs of revenues

     Cost of network management services. Cost of network management services increased 53%, from $5.8 million in the six months ended September 30, 1999 to $8.9 million in the six months ended September 30, 2000, representing 58% of network management services revenues in the six months ended September 30, 1999 and 54% of such revenues in the six months ended September 30, 2000. The dollar increase was due primarily to the addition of personnel to accommodate growth and upgrades to the network management infrastructure.

     Cost of equipment and other. Cost of equipment and other decreased 30%, from $6.5 million in the six months ended September 30, 1999 to $4.5 million in the six months ended September 30, 2000, representing 79% of equipment and other revenues in the six months ended September 30, 1999 and 71% of such revenues in the six months ended September 30, 2000. The decrease in dollars was due to reduced costs of resold equipment resulting from the decrease in equipment resales. The percentage decrease was due to increased CPE maintenance revenue which generally has higher gross margins than equipment sales.

   Operating expenses

     Development.   Development expenses increased 33%, from $1.2 million in the six months ended September 30, 1999 to $1.6 million in the six months ended September 30, 2000, representing 6% of total revenues in the six months ended September 30, 1999 and 7% of total revenues in the six months ended September 30, 2000. The increase in dollars and as a percentage of total revenues was due to an increase in the number of software and service development personnel and outside contractors devoted to the development and enhancement of network management tools and our network management services.

     Selling and marketing. Sales and marketing expenses increased 46%, from $2.0 million in the six months ended September 30, 1999 to $2.9 million in the six months ended September 30, 2000, representing 11% of total revenues in the six months ended September 30, 1999 and 13% of total revenues in the six months ended September 30, 2000. The increase in dollars and as a percentage of total revenues was due to increased spending for advertising and other promotional activities as well as costs related to the addition of sales and marketing personnel.

     General and administrative.   General and administrative expenses increased
48%, from $1.3 million in the six months ended September 30, 1999 to $1.9 in the six months ended September 30, 2000, representing 7% of total revenues in the six months ended September 30, 1999 and 8% of total revenues in the six months ended September 30, 2000. The dollar and percentage increase was due primarily to an accrual of $200,000 for legal fees related to the pending class action securities lawsuits, additional spending related to recruiting new employees, increased personnel and to being a public company.

   Other income, net

     Other income, net increased from $77,000 in the six months ended September 30, 1999 to $1.8 million in the six months ended September 30, 2000, representing less than 1% of total revenues in the six months ended September 30, 1999 and 8% in the six months ended September 30, 2000. The increase was primarily due to interest income earned on the net proceeds received from the Company's initial public offering.

   Income tax expense (benefit)

     The income tax benefit recorded for the six months ended September 30, 1999 was $2.2 million, compared to a provision of $1.8 million for the six months ended September 30, 2000. The benefit in the six months ended September 30, 1999 is attributable to a reduction in the deferred tax asset valuation allowance. Since the valuation allowance against deferred tax assets was completely eliminated as of March 31, 2000 (resulting in the recording of income tax benefits), income tax provisions for periods subsequent to March 31, 2000 are no longer offset by similar benefits.

Quarterly results of operations

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

Liquidity and capital resources

     Net cash provided by operating activities for the six months ended September 30, 1999 was $1.1 million. Net cash provided by operating activities for the six months ended September 30, 2000 was $8.0 million.

     We used $1.3 million and $2.5 million in the six month periods ended September 30, 1999 and September 30, 2000 to purchase capital assets primarily used in the delivery of our network management services. We currently have no material commitments for capital expenditures. We paid $457,000 for the six month period ended September 30, 1999 and $251,000 for the six month period ended September 30, 2000, toward our lease obligations for capital equipment. We intend to continue to add sales, marketing and development resources over the next 12 months; however, we anticipate that costs associated with sales, marketing and development initiatives will not materially increase as a percentage of revenues and will not result in significant uses of working capital.

     We used $11.8 million during the three months ended September 30, 2000 to repurchase 1.6 million shares of our common stock. We have approval from our Board of Directors to purchase up to 4 million shares, including those previously repurchased. The extent and timing of any repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including for use in connection with the company's stock option plans, or may be retired.

     As of September 30, 2000, we had $51.6 million in cash and cash equivalents, $3.0 million in net accounts receivable and $54.0 million in working capital. We believe that our current cash balances together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures, stock buy back program and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

     As of September 30, 2000, we had net operating loss carryforwards of approximately $9.2 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2007 if not utilized. We have alternative minimum tax credit carryforwards of $380,000 which do not expire. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization.


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

  Sales to AT&T, which resells our services to its customers, accounted for 71% of our total revenues in the fiscal year ended March 31, 2000 and 69% and 70% of our total revenues for the three and six months ended September 30, 2000, respectively. We expect sales to AT&T to continue to comprise a substantial percentage of our revenues at least through fiscal year 2001 and it is possible this percentage could increase. To the extent we continue to depend on AT&T for a large portion of our sales, our total revenues will decline materially if AT&T discontinues selling our services or significantly reduces its sales of our services. We cannot be sure that we will be successful in reducing our dependence on AT&T in the future.

     Our existing agreements with AT&T expire at various dates beginning in December 2000. In addition, a number of the orders for services that we provide to AT&T's customers under an agreement expiring in December 2001 can be cancelled at anytime upon ninety days notice and all new orders placed after June 30, 1999 can be cancelled beginning July 2001. Our agreements with AT&T are not exclusive arrangements. We will need to maintain a good working relationship with different business units of AT&T in order to maintain the business we currently provide to AT&T's customers and to encourage AT&T to sell our services to additional customers. Problems in our relationship with AT&T would seriously damage our business. We cannot assure you that AT&T will continue to sell our services to existing or additional AT&T customers. A substantial reduction in our AT&T business would result in diminished revenues for an extended period of time as we attempted to replace that business.


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

     Competitive pressures or other factors that adversely affect sales of our wide area network, or WAN, management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 97% of our recurring network management services revenues in the three and six month periods ended September 30, 2000. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate substantially all of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services, as well as our ability to introduce enhanced versions of these services that make these services more efficient and economical.

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

     Our business and financial performance depends to a significant degree upon our software and other proprietary technology. The software industry has experienced widespread unauthorized reproduction of software products. We have only one patent. The steps we have taken may not be adequate to deter competitors from misappropriating our proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     Four complaints have been filed in the United States District Court for the Western District of Texas, Austin Division against the Company, Craig S. Tysdal, Harry S. Budow, and Kenneth C. Kieley. Wilson v. NetSolve, et al., Case No. A 00CA 591SS; Stassi v. NetSolve, et al., Case No. A 00CA 618JN; Palen v. NetSolve, Case No. A 00CA 633SS; and Aberger v. NetSolve, et al., Case No. A 00CA 636SS. These complaints were filed on September 11, September 26, October 2 and October 3, 2000, respectively. Plaintiffs in each of these cases seek to represent a class comprised of purchasers of the Company's common stock between April 18, 2000 and August 18, 2000 ("Class Period"). These complaints allege that the defendants engaged in a fraudulent scheme by issuing false and materially misleading statements regarding the Company's business during the Class Period. The Company and each individual defendants believe that these lawsuits are meritless and the Company and its officers intend to vigorously defend themselves in these actions.

Item 2.  USE OF PROCEEDS

     The Company's registration statement on Form S-1 (File No. 333-65691) was declared effective on September 28, 1999. Gross proceeds from the offering were used to pay offering costs through December 31, 1999. There have been no other expenses or costs paid through September 30, 2000. The remainder of the proceeds of this offering, $48.1 million, are temporarily invested in short-term, investment-grade, interest bearing securities pending their use for other purposes.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

________________________________________________________________________________
   27.1   Financial Data Schedule.
________________________________________________________________________________


     (b)  Reports on Form 8-K

          Date of Report                Item Reported
          --------------                -------------
          September 11, 2000            Item 5. Other Events

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 13, 2000           NETSOLVE, INCORPORATED


                                     By: /s/  Craig S. Tysdal
                                         --------------------
                                         Craig S. Tysdal
                                         President and Chief Executive Officer



                                     By: /s/  Kenneth C. Kieley
                                         ----------------------
                                         Kenneth C. Kieley
                                         Vice President-Finance, Chief Financial
                                         Officer and Secretary