Form 10-Q
period 2000-12-31
NETSOLVE INC
filed 2001-02-14
CIK 1071342

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


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

Yes [X]  No [ ]

  Number of shares outstanding of the issuer's common stock, $.01 par value as of February 12, 2001: 12,230,705

                             NETSOLVE, INCORPORATED

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                                                       Page
                                                                                                                      -------
Item  1.   Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 2000 (unaudited)..........         3

           Condensed Consolidated Statements of Operations for the three and nine month periods ended December
           31, 1999 and 2000 (unaudited).........................................................................         4

           Condensed Consolidated Statements of Cash Flows for the nine month periods ended December 31, 1999
           and 2000 (unaudited)..................................................................................         5

           Notes to Condensed Consolidated Financial Statements..................................................         6

Item  2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................         9

Item  3.   Quantitative and Qualitative Disclosures About Market Risk............................................        21

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................................        21

Item  2.   Changes in Securities and Use of Proceeds

           Use of proceeds.......................................................................................        21

Item  6.   Exhibits and Reports on Form 8-K......................................................................        22

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             NETSOLVE, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                    3/31/00          12/31/00
                                                    -------          --------
                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents....................    $ 57,185          $  47,384
  Restricted cash..............................         395                395
  Accounts receivable, net of allowance for
   doubtful accounts of $219 at March 31, 2000
   and $210 at December 31, 2000...............       4,913              3,469
  Inventory....................................         252                236
  Prepaid expenses and other assets............       2,139              1,701
  Deferred tax assets..........................       3,682              1,345
                                                   --------          ---------
Total current assets...........................      68,566             54,530

Restricted cash................................         306                 --
Property and equipment:
  Computer equipment and software..............       5,696              8,295
  Furniture, fixtures and leasehold                   1,765              1,954
   improvements................................
  Equipment held under capital leases..........       1,701              1,701
  Other equipment..............................         363                664
                                                   --------          ---------
                                                      9,525             12,614
  Less accumulated depreciation and
   amortization................................      (5,230)            (6,761)
                                                   --------          ---------
Net property and equipment.....................       4,295              5,853

Other  Assets..................................          47                 12
Deferred tax assets, net of current portion....       1,305              1,305
                                                   --------          ---------
Total Assets...................................    $ 74,519          $  61,700
                                                   ========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................    $  2,174          $   1,252
  Accrued liabilities..........................       2,526              3,923
  Capital leases obligation....................         537                409
                                                   --------          ---------
Total current liabilities......................       5,237              5,584

Capital leases obligation, net of current               324                 72
 portion.......................................
Stockholders' equity:
Common stock, $.01 par value;  25,000,000
 shares authorized at March 31, 2000 and
 December 31, 2000; 14,485,586 issued and
 outstanding at March 31, 2000 and
 14,854,083 issued and 12,384,083
 outstanding at December 31, 2000..............         145                148
Additional paid-in capital.....................      77,578             78,240
Treasury Stock.................................          --            (17,963)
Deferred compensation..........................        (257)               (78)
Accumulated deficit............................      (8,508)            (4,303)
                                                   --------          ---------
Total stockholders' equity.....................      68,958             56,044
                                                   --------          ---------
Total liabilities and stockholders' equity.....    $ 74,519          $  61,700
                                                   ========          =========


                            See accompanying notes.

                             NETSOLVE, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                              -----------------------   -----------------------
                                                                               12/31/99     12/31/00     12/31/99     12/31/00
                                                                              ---------    ---------    ---------    ---------
                                                                                   (unaudited)               (unaudited)
Revenues:
 Network management services...............................................   $   6,300    $   8,215    $  16,386    $  24,710
 Equipment and other.......................................................       2,795        3,618       11,077        9,958
                                                                              ---------    ---------    ---------    ---------
  Total revenues...........................................................       9,095       11,833       27,463       34,668
Costs of revenues:
 Cost of network management services.......................................       3,296        5,179        9,101       14,085
 Cost of equipment and other...............................................       2,047        2,576        8,555        7,104
                                                                              ---------    ---------    ---------    ---------
  Total cost of revenues...................................................       5,343        7,755       17,656       21,189
                                                                              ---------    ---------    ---------    ---------
Gross profit...............................................................       3,752        4,078        9,807       13,479
Operating expenses:
 Development...............................................................         611          822        1,781        2,377
 Selling and marketing.....................................................       1,129        1,423        3,097        4,299
 General and administrative................................................         888          820        2,173        2,720
 Amortization of deferred compensation.....................................          20            9           45           49
                                                                              ---------    ---------    ---------    ---------
  Total operating expenses.................................................       2,648        3,074        7,096        9,445
                                                                              ---------    ---------    ---------    ---------
Operating income...........................................................       1,104        1,004        2,711        4,034
Other income (expense):
 Interest income...........................................................         696          830          839        2,672
 Interest expense..........................................................         (25)         (12)         (91)         (42)
 Other, net................................................................          (2)          10           (2)          11
                                                                              ---------    ---------    ---------    ---------
                                                                                    669          828          746        2,641
                                                                              ---------    ---------    ---------    ---------
Income before income taxes.................................................       1,773        1,832        3,457        6,675
Income tax expense (benefit)...............................................        (351)         678       (2,557)       2,470
                                                                              ---------    ---------    ---------    ---------
Net income.................................................................   $   2,124    $   1,154    $   6,014    $   4,205
                                                                              ---------    ---------    ---------    ---------
Dividends on redeemable convertible preferred stock........................   $      --    $      --    $  (1,260)   $      --
                                                                              ---------    ---------    ---------    ---------
Net income applicable to common stock......................................   $   2,124    $   1,154    $   4,754    $   4,205
                                                                              =========    =========    =========    =========
Basic net income per share.................................................       $0.15        $0.09        $0.68        $0.30

Weighted average shares used in basic per share calculation................      13,873       12,877        6,995       13,910

Diluted net income per share...............................................       $0.13        $0.09        $0.36        $0.28

Weighted average shares used in diluted per share calculation..............      16,104       12,910       13,148       15,153

Pro forma basic net income per share.......................................       $0.08        $0.09        $0.19        $0.30

Pro forma weighted average shares used in basic per share calculation......      13,873       12,877       11,204       13,910

Pro forma diluted net income per share.....................................       $0.07        $0.09        $0.17        $0.28

Pro forma weighted average shares used in diluted per share calculation....      16,104       12,910       13,148       15,153

                            See accompanying notes.

                             NETSOLVE, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              NINE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                          --------------------------
                                                                            1999               2000
                                                                          -------           --------
                                                                                 (unaudited)
Cash flows from operating activities:
 Net income   .....................................................       $ 6,014           $  4,205
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization  ..................................         1,242              1,665
  Amortization of deferred compensation............................            45                 49
  Deferred tax assets  ............................................        (2,624)             2,337
  Loss on disposition of property and equipment  ..................             1                  4
  Change in assets and liabilities:
   Accounts receivable, net  ......................................        (2,423)             1,444
   Inventory and prepaid expenses and other assets  ...............          (458)               489
   Accounts payable  ..............................................           464               (922)
   Accrued liabilities  ...........................................           748             1, 397
                                                                          -------           --------
Net cash provided by operating activities  ........................         3,009             10,668
                                                                          -------           --------
Cash flows from investing activities:
 Proceeds from sale of certificates of deposit  ...................         2,000                 --
 Transfer of funds from restricted cash  ..........................         1,395                306
 Purchases of property and equipment  .............................        (2,248)            (3,227)
                                                                          -------           --------
Net cash provided by (used in) investing activities  ..............         1,147             (2,921)
                                                                          -------           --------
Cash flows from financing activities:
 Proceeds from sale of stock  .....................................        48,083                 --
 Repurchase of common stock  ......................................            --            (17,963)
 Payments under capital lease obligations  ........................          (770)              (380)
 Proceeds from exercise of common stock options and warrants  .....           214                795
                                                                          -------           --------
Net cash provided by (used in) financing activities  ..............        47,527            (17,548)
                                                                          -------           --------
Net increase (decrease) in cash and cash equivalents  .............        51,683             (9,801)
Cash and cash equivalents, beginning of period  ...................         2,764             57,185
                                                                          -------           --------
Cash and cash equivalents, end of period  .........................       $54,447           $ 47,384
                                                                          =======           ========
Supplemental disclosure of cash flow information:
 Cash paid for interest  ..........................................       $    91           $     42
                                                                          =======           ========
 Income taxes paid  ...............................................       $    33           $    278
                                                                          =======           ========

                            See accompanying notes.

                             NETSOLVE, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

          INFORMATION WITH RESPECT TO THE THREE AND NINE MONTHS ENDED
                   DECEMBER 31, 1999 AND 2000 IS UNAUDITED.

1.   ORGANIZATION AND DESCRIPTION OF THE COMPANY

  NetSolve, Incorporated, a Delaware corporation, (the "Company") engages in the business of providing enterprise data networking management services within the U.S. These services include network design, installation and implementation coordination and ongoing network and security management. The Company also resells data networking equipment manufactured by selected leading suppliers of these products. The Company's services are designed to allow its clients to outsource some or all network specific tasks in order to migrate to new technology, increase network reliability and reduce overall network costs.

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

3.   INVENTORY

  Inventory consists of purchased finished goods held for sale to customers. Inventory is stated at the lower of cost or market with cost determined on a specific identification basis. Inventory reserves were $98,000 at March 31, 2000 and $86,000 at December 31, 2000.

4.  EARNINGS PER SHARE

   The Company's earnings per share data are presented in accordance with SFAS 128, Earnings Per Share. Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding securities with the ability to purchase or convert into common stock. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. The prior year pro forma amounts have been presented as if all preferred stock were converted to common shares at the time of the issuance and all earnings were taxed at the same rate as the nine month period ended December 31, 2000.

                             NETSOLVE, INCORPORATED

                               DECEMBER 31, 2000

  A reconciliation of the numerators and denominators used in computing per share net income is as follows (in thousands):

                                                                                      PRO FORMA            PRO FORMA
                                                                                  ------------------   -----------------
                                        THREE MONTHS ENDED   NINE MONTHS ENDED    THREE MONTHS ENDED   NINE MONTHS ENDED
                                           DECEMBER 31,         DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                        ------------------   ------------------   ------------------   -----------------
                                            1999      2000      1999       2000       1999      2000      1999      2000
                                         -------   -------   -------    -------    -------   -------   -------   -------
Numerator:
    Net income.........................  $ 2,124   $ 1,154   $ 6,014    $ 4,205    $ 1,117   $ 1,154   $ 2,178   $ 4,205
   Dividends on redeemable
      Convertible preferred stock......       --        --    (1,260)        --         --        --        --        --
                                         -------   -------   -------    -------    -------   -------   -------   -------
     Numerator for basic and diluted
      net income per share.............  $ 2,124   $ 1,154   $ 4,754    $ 4,205    $ 1,117   $ 1,154   $ 2,178   $ 4,205
                                         =======   =======   =======    =======    =======   =======   =======   =======
Denominator:
     Denominator for basic net
      income per share--
      weighted average common
      stock outstanding................   13,873    12,877     6,995     13,910     13,873    12,877    11,204    13,910
   Dilutive common stock equivalents--
    common stock options, warrants and
       redeemable convertible
       preferred stock.................    2,231        33     6,153      1,243      2,231        33     1,944     1,243
                                         -------   -------   -------    -------    -------   -------   -------   -------
      Denominator for diluted net
       income per share--weighted
       average common stock
       outstanding and dilutive
       common stock equivalents........   16,104    12,910    13,148     15,153     16,104    12,910    13,148    15,153
                                         =======   =======   =======    =======    =======   =======   =======   =======

                             NETSOLVE, INCORPORATED

                               December 31, 2000

5.  INCOME TAXES

  During the three and nine month periods ended December 31, 1999, income tax benefits of $351,000 and $2.6 million, respectively, were recorded. The benefit is attributable to a reduction in the deferred tax asset valuation allowance. Since the valuation allowance against deferred tax assets was completely eliminated as of March 31, 2000 (resulting in the recording of income tax benefits), income tax provisions for periods subsequent to March 31, 2000 will not be offset by similar benefits. During the three and nine month periods ended December 31, 2000, income tax provisions of $678,000 and $2.5 million, respectively, were recorded.

6.  CONTINGENCIES

  A consolidated action, In re NetSolve Incorporated Securities Litigation, is currently pending against the Company and certain of its officers. Early versions of complaints filed in this action alleged that the Company and certain of its officers violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements, failing to disclose material information and taking other actions intending to artificially inflate and maintain the market price of the Company's common stock during the Class Period of April 18, 2000 to August 18, 2000. An Amended and Consolidated complaint, which may make these and other allegations, is due to be filed by February 19, 2001. Though this case is at an early stage, the Company believes this action is without merit and intends to defend itself vigorously. However, it is not feasible to predict or determine the final outcome in this proceeding, and if the outcome were to be unfavorable, the Company's business, financial condition, cash flows and results of operations could be materially adversely affected.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), as amended, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's current revenue recognition policies and practices are materially consistent with this statement. The standard is required to be implemented no later than the fourth fiscal quarter of fiscal 2001.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's financial statements for the year ending March 31, 2002. Management believes that this statement will not have a material impact on the Company's financial position or results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

  This report and other presentations made by us contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events. They include, among others, statements relating to trends in revenue, company growth, sales, margin and expenses, and the drivers behind those trends; trends in sales of network management services, sales of customer premise equipment, and sales to AT&T. These statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us, conditions affecting our customers and suppliers, competition, the overall market acceptance of the Company's services, and other factors disclosed in our fiscal year 2000 annual report as filed on Form 10-K on May 23, 2000 and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" and other sections of our Report on Form 10-Q. You should also consult the risk factors listed from time to time in the Company's Reports on Form 8-K. Accordingly, although we believe that the expectations reflected in our forward-looking statements are reasonable, there can be no assurance that they will prove to be correct.

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

 Revenues

  Our revenues consist of network management services revenues as well as equipment resales and other revenues. Our network management services include both recurring and nonrecurring revenues:

  . Revenues from recurring services represent monthly fees charged to resellers or end users for our network management services. Recurring network management services revenues are typically based on the number of devices under management and are recognized in the period in which the services are rendered. In the nine months ended December 31, 2000, approximately 68% of network management services revenues were from recurring services.

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

  Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises sold to by our direct sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 1999 and 2000 and the three and nine month periods ended December 31, 2000. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in some cases, require that we continue providing services throughout the term of the reseller's contract with the end user. In these cases, we recognize revenue over the period we perform services to the end user which is sometimes longer than the contracted terms we have with the reseller.

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

  We currently have a network management services contract with two business units within AT&T: AT&T Solutions and AT&T Data and Internet Services. AT&T accounted for 59% of our total revenues in fiscal year 1999, 71% of our total revenues in fiscal year 2000, and 70% of our total revenues for the nine month period ended December 31, 2000. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues at least through calendar year 2001 and it is possible that this percentage could increase. No other customer accounted for more than 10% of our revenues in fiscal year 1999 or 2000 or in the three and nine month periods ended December 31, 2000.

  Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S.-based customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

 Revenues

  Total revenues.   Total revenues increased 30%, from $9.1 million in the three months ended December 31, 1999 to $11.8 million in the three months ended December 31, 2000.

  Network management services.   Revenues from network management services
increased 30%, from $6.3 million in the three months ended December 31, 1999 to $8.2 million in the three months ended December 31, 2000, representing 69% of total revenues in the three months ended December 31, 1999 and 2000. The dollar increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract. This increase in recurring revenues was partially offset by a decrease in implementation revenues resulting from fewer devices installed during the three months ended December 31, 2000 as compared to the same period in the prior year.

  Equipment and other.   Revenues from equipment and other increased 29%, from
$2.8 million in the three months ended December 31, 1999 to $3.6 million in the three months ended December 31, 2000. Revenues from equipment and other sales increased due to an increase in CPE maintenance revenue which occurred as a result of an increase in the number of maintenance contracts in place.

 Costs of revenues

  Cost of network management services.   Cost of network management services
includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 57%, from $3.3 million in the three months ended December 31, 1999 to $5.2 million in the three months ended December 31, 2000, representing 52% of network management services revenues in the three months ended December 31, 1999 and 63% in the three months ended December 31, 2000. The dollar and percentage increase was due primarily to the addition of personnel and network management infrastructure enhancements that should allow us to scale efficiently going forward in anticipation of continued growth.

  Cost of equipment and other.   Cost of equipment and other includes the
purchase of CPE from manufacturers and distributors and maintenance contracts purchased for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of equipment and other increased 26%, from $2.0 million in the three months ended December 31, 1999 to $2.6 million in the three months ended December 31, 2000, representing 73% of equipment and other revenues in the three months ended December 31, 1999 and 71% of such revenues in the three months ended December 31, 2000. The increase in dollars was due to increased CPE maintenance revenues. The percentage decrease was due to increased CPE maintenance revenues which generally have higher gross margins than equipment sales.

 Operating expenses

  Development.   Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses increased 35%, from $611,000 in the three months ended December 31, 1999 to $822,000 in the three months ended December 31, 2000, representing 7% of total revenues in the three months ended December 31, 1999 and 2000. The increase in dollars was due to an increase in the number of software and service development personnel and outside contractors devoted to the development and enhancement of network management tools and our network management services.

  Selling and marketing.   Sales and marketing expenses consist primarily of
salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 26%, from $1.1 million in the three months ended December 31, 1999 to $1.4 million in the three months ended December 31, 2000, representing 12% of total revenues in the three months ended December 31, 1999 and 2000. The increase in dollars was due to increased spending for advertising and other promotional activities as well as cost related to the addition of sales and marketing personnel.

  General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses decreased 8%, from $888,000 in the three months ended December 31, 1999 to $820,000 in the three months ended December 31, 2000, representing 10% of total revenues in the three months ended December 31, 1999 and 7% of total revenues in the three months ended December 31, 2000. The dollar and percentage decrease was due primarily to a decrease in spending related to relocating new employees and our continued focus on managing corporate expenses.

 Other income, net

  Other income, net consists primarily of interest income earned on our cash balances, offset by interest expense from our leases for capital equipment. Other income, net increased from $669,000 in the three months ended December 31, 1999 to $828,000 in the three months ended December 31, 2000, representing 7% of total revenues in the three months ended December 31, 1999 and 2000. The increase was due to additional cash being invested in securities earning interest and higher average interest rates for the three months ended December 31, 2000 compared to the same period in the prior year.

 Income tax expense (benefit)

  The income tax benefit recorded for the three months ended December 31, 1999 was $351,000, compared to a provision of $678,000 for the three months ended December 31, 2000. The benefit in the three months ended December 31, 1999 is attributable to a reduction in the deferred tax asset valuation allowance. Since the valuation allowance against deferred tax assets was completely eliminated as of March 31, 2000 (resulting in the recording of income tax benefits), income tax provisions for periods subsequent to March 31, 2000 are no longer offset by similar benefits.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

 Revenues

  Total revenues.   Total revenues increased 26%, from $27.5 million in the nine months ended December 31, 1999 to $34.7 million in the nine months ended December 31, 2000.

  Network management services.   Revenues from network management services
increased 51%, from $16.4 million in the nine months ended December 31, 1999 to $24.7 million in the nine months ended December 31, 2000, representing 60% of total revenues in the nine months ended December 31, 1999 and 71% of total revenues in the nine months ended December 31, 2000. The majority of the dollar increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract. The remainder of the increase was due to increased implementation revenues resulting from higher volumes of newly installed sites and increased management fees for ordering and managing CPE for selected resellers.

  Equipment and other. Revenues from equipment and other decreased 10%, from $11.1 million in the nine months ended December 31, 1999 to $10.0 million in the nine months ended December 31, 2000. Revenues from equipment and other sales decreased as a result of amendments we have made to some of our reseller agreements whereby we receive management fees for ordering CPE and managing CPE inventories for these resellers. The decrease in equipment sales was partially offset by an increase in CPE maintenance revenue which occurred as a result of an increase in the number of maintenance contracts in place.

 Costs of revenues

  Cost of network management services. Cost of network management services increased 55%, from $9.1 million in the nine months ended December 31, 1999 to $14.1 million in the nine months ended December 31, 2000, representing 56% of network management services revenues in the nine months ended December 31, 1999 and 57% of such revenues in the nine months ended December 31, 2000. The dollar and percentage increase was due primarily to the addition of personnel and network management infrastructure enhancements that should allow us to scale efficiently going forward in anticipation of continued growth.

  Cost of equipment and other. Cost of equipment and other decreased 17%, from $8.6 million in the nine months ended December 31, 1999 to $7.1 million in the nine months ended December 31, 2000, representing 77% of equipment and other revenues in the nine months ended December 31, 1999 and 71% of such revenues in the nine months ended December 31, 2000. The decrease in dollars was due to reduced costs of resold equipment resulting from the decrease in equipment resales. The decrease in costs of resold equipment was partially offset by an increase in maintenance costs which occurred as a result of an increase in the number of maintenance contracts in place. The percentage decrease was due to increased CPE maintenance revenue which generally has higher gross margins than equipment sales.

 Operating expenses

  Development.   Development expenses increased 33%, from $1.8 million in the nine months ended December 31, 1999 to $2.4 million in the nine months ended December 31, 2000, representing 6% of total revenues in the nine months ended December 31, 1999 and 7% of total revenues in the nine months ended December 31, 2000. The increase in dollars and as a percentage of total revenues was due to an increase in the number of software and service development personnel and outside contractors devoted to the development and enhancement of network management tools and our network management services.

  Selling and marketing.   Sales and marketing expenses increased 39%, from $3.1
million in the nine months ended December 31, 1999 to $4.3 million in the nine months ended December 31, 2000, representing 11% of total revenues in the nine months ended December 31, 1999 and 12% of total revenues in the nine months ended December 31, 2000. The increase in dollars and as a percentage of total revenues was due to increased spending for advertising and other promotional activities as well as costs related to the addition of sales and marketing personnel.

  General and administrative.   General and administrative expenses increased
25%, from $2.2 million in the nine months ended December 31, 1999 to $2.7 in the nine months ended December 31, 2000, representing 8% of total revenues in the nine months ended December 31, 1999 and 2000. The dollar increase was due primarily to an accrual of $200,000 for legal fees related to the pending class action securities lawsuits, additional spending related to recruiting and relocating new employees and to being a public company.

 Other income, net

  Other income, net increased from $746,000 in the nine months ended December 31, 1999 to $2.6 million in the nine months ended December 31, 2000, representing 3% of total revenues in the nine months ended December 31, 1999 and 8% in the nine months ended December 31, 2000. The increase was primarily due to interest income earned on the net proceeds received from the Company's initial public offering.

 Income tax expense (benefit)

  The income tax benefit recorded for the nine months ended December 31, 1999 was $2.6 million, compared to a provision of $2.5 million for the nine months ended December 31, 2000. The benefit in the nine months ended December 31, 1999 is attributable to a reduction in the deferred tax asset valuation allowance. Since the valuation allowance against deferred tax assets was completely eliminated as of March 31, 2000 (resulting in the recording of income tax benefits), income tax provisions for periods subsequent to March 31, 2000 are no longer offset by similar benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities for the nine months ended December 31, 1999 was $3.0 million and $10.7 million for the nine months ended December 31, 2000.

  We used $2.2 million and $3.2 million in the nine month periods ended December 31, 1999 and December 31, 2000 to purchase capital assets primarily used in the delivery of our network management services. We currently have no material commitments for capital expenditures. We paid $770,000 for the nine month period ended December 31, 1999 and $380,000 for the nine month period ended December 31, 2000, toward our lease obligations for capital equipment. We intend to continue to add sales, marketing and development resources over the next 12 months; however, we anticipate that costs associated with sales, marketing and development initiatives will not materially increase as a percentage of revenues and will not result in significant uses of working capital.

  We used $6.2 million during the three months ended December 31, 2000 to repurchase 886,000 million shares of our common stock. We have approval from our Board of Directors to purchase up to four million shares, including those previously repurchased. Since the inception of the stock repurchase program, the Company has repurchased nearly 2.5 million shares of its common stock at an aggregate price of approximately $18 million. The extent and timing of any repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including for use in connection with the Company's stock option plans, or may be retired.

  As of December 31, 2000, we had $47.4 million in cash and cash equivalents, $3.5 million in net accounts receivable and $48.9 million in working capital. We believe that our current cash balances, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures, stock buy back program and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

    As of December 31, 2000, we had net operating loss carryforwards of approximately $8.2 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2007 if not utilized. We have alternative minimum tax credit carryforwards of $325,000 which do not expire. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ''change in ownership'' provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization.

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

  Sales to AT&T, which resells our services to its customers, accounted for 71% of our total revenues in the fiscal year ended March 31, 2000 and 69% and 70% of our total revenues for the three and nine months ended December 31, 2000, respectively. We expect sales to AT&T to continue to comprise a substantial percentage of our revenues at least through calendar year 2001 and it is possible this percentage could increase. To the extent we continue to depend on AT&T for a large portion of our sales, our total revenues will decline materially if AT&T discontinues selling our services or significantly reduces its sales of our services. We cannot be sure that we will be successful in reducing our dependence on AT&T in the future.

  Our existing agreements with AT&T expire in December 2001. In addition, a number of the orders for services that we provide to AT&T's customers under one of these agreements can be cancelled at anytime upon ninety days notice and all new orders placed after June 30, 1999 under that agreement can be cancelled beginning July 2001. Our agreements with AT&T are not exclusive arrangements. We will need to maintain a good working relationship with different business units of AT&T in order to maintain the business we currently provide to AT&T's customers and to encourage AT&T to sell our services to additional customers. Problems in our relationship with AT&T would seriously damage our business. We cannot assure you that AT&T will continue to sell our services to existing or additional AT&T customers. A substantial reduction in our AT&T business would result in diminished revenues for an extended period of time as we attempted to replace that business.

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

ANY MATERIAL DECREASE IN SALES OF OUR WAN MANAGEMENT SERVICES WILL SIGNIFICANTLY REDUCE OUR TOTAL REVENUES AND ADVERSELY AFFECT OUR BUSINESS.

  Competitive pressures or other factors that adversely affect sales of our wide area network, or WAN, management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 95% of our recurring network management services revenues in the three month period ending December 31, 2000 and 96% in the nine month period ended December 31, 2000. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate substantially all of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services, as well as our ability to introduce enhanced versions of these services that make these services more efficient and economical.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  A series of complaints were filed in the United States District Court for the Western District of Texas, Austin Division against the Company and certain of its officers in September and October 2000. Plaintiffs in each of these cases sought to represent a class comprised of purchasers of the Company's common stock between April 18, 2000 and August 18, 2000 ("Class Period"). Those complaints alleged that the defendants engaged in a fraudulent scheme by issuing false and materially misleading statements regarding the Company's business during the Class Period. Those cases were consolidated into one action, In re NetSolve Incorporated Securities Litigation, Civil Action No. A00-CA-591 SS. An Amended and Consolidated Complaint is due to be filed in this case by February 19, 2001. The Company and each individual defendant believe that this lawsuit is meritless and the Company and its officers intend to vigorously defend themselves in this action.

ITEM 2.  USE OF PROCEEDS

  The Company's registration statement on Form S-1 (File No. 333-65691) was declared effective on September 28, 1999. Gross proceeds from the offering were used to pay offering costs through December 31, 1999. Net proceeds from the offering in the amount of $17,963,000 have been used to repurchase 2,470,000 shares of the Company's common stock under its stock repurchase program, including (a) payment to Craig S. Tysdal, the Company's president and chief executive officer, in the amount of $1,089,000 for the repurchase of 160,000 shares and (b) payment to two entities in which J. Michael Gullard, chairman of the Board of Directors, has an indirect beneficial interest, in the aggregate amount of $1,425,000 for the repurchase of an aggregate 200,000 shares. The remainder of the proceeds of this offering are temporarily invested in short-term, investment-grade, interest bearing securities pending their use for other purposes.

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     none

(B)  REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the quarter ended
     December 31, 2000.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 13, 2001              NETSOLVE, INCORPORATED


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