Form 10-K
period 2001-03-31
NETSOLVE INC
filed 2001-05-30
CIK 1071342

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

For the fiscal year ended March 31, 2001

                                      or

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [_] .

   On April 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $43,882,226 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Registrant's Common Stock). On April 30, 2001, there were
12,021,002 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement pursuant to Regulation 14A for the registrant's 2001 Annual Meeting of Stockholders to be held on July 18, 2001, which will be filed with the Commission on or about May 30, 2001, are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             NETSOLVE, INCORPORATED

                                     INDEX

                                                                          Page
 Part I                                                                   ----
 Item 1.  Business......................................................    3
 Item 2.  Facilities....................................................   13
 Item 3.  Litigation....................................................   13
 Item 4.  Submission of Matters to a Vote of Security Stockholders......   14
          Executive Officers of the Registrant..........................   15
 Part II
          Market for the Registrant's Common Equity and Related
 Item 5.  Stockholder Matters...........................................   16
 Item 6.  Selected Financial Data.......................................   16
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   19
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   31
 Item 8.  Financial Statements and Supplemental Data....................   32
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   48
 Part III
 Item 10. Directors and Executive Officers of the Registrant............   49
 Item 11. Executive Compensation........................................   49
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   49
 Item 13. Certain Relationships and Related Transactions................   49
 Part IV
          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K...........................................................   50

                                    PART I

Item 1. BUSINESS

   We offer a range of network management and security services that allow companies to outsource some or all network activities in order to increase network reliability and up-time, reduce overall network costs, and simplify timely migration to new technologies. Our management services are intended to address all or selected parts of the full life cycle of network management, which consists of network design, configuration, implementation, monitoring, fault diagnosis, fault resolution, reporting, upgrading and documentation. We furnish our network management services remotely 24 hours per day, seven days per week from our network management center in Austin, Texas, and we operate software tools that allow companies to access up-to-date network status reports through standard web browsers. We also offer around-the-clock remote security protection services for the Internet and intranet perimeter points of our customers' networks. Our security offerings currently include a managed firewall service and a remote intrusion detection and response service. We have offered network management services since 1995 and currently have over 1,200 end users representing over 30,000 managed sites. We have primarily targeted middle market enterprises, and provide services both directly to end users as well as indirectly through resellers such as AT&T and NEC.

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

   As networks have become a more integral part of day-to-day operations, many companies are seeking to control network costs and improve operating efficiencies. Economic and performance issues are especially important for organizations operating WANs to connect geographically dispersed sites. Providers of WAN equipment and services have responded to customer demand by providing switched data technologies which allow any user to be connected to any other user in a more efficient manner than previous network architectures. Examples of these switched data technologies include Frame Relay, Asynchronous Transfer Mode, or ATM, and Internet Protocol, or IP. These switched data technologies are able to share and allocate bandwidth, the electronic frequencies used to transmit data over computer networks, based on actual network use, while older network architectures use fixed bandwidth and dedicated circuits regardless of network use. The shared bandwidth of switched data technologies has typically resulted in WANs that are more reliable and less expensive than the technologies they replaced. Switched data services have grown rapidly since WAN service providers initially introduced Frame Relay services as a solution; however, that growth has begun to slow as the providers of those solutions have achieved high rates of penetration over the last several years. ATM services, a switched data technology characterized by higher capacities and higher speeds, are less widely offered today but are expected to compete with Frame Relay and experience rapid growth in the next several years. Likewise, services based on IP, including Virtual Private Networks or VPNs which utilize the Internet to replace Frame Relay and ATM in some applications, are becoming an important option to the traditional dedicated circuit WAN infrastructure.

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

   In today's environment, companies have often encountered difficulty implementing and managing networks internally because of the significant shortage of qualified networking and information technology, or IT, professionals coupled with the increased complexity in today's networks. Based on information published by the Gartner Group in 2000, we believe that for every 10 IT jobs available in 2000, there were only 7.5 people available to fill those positions. Maintaining internal IT staffs is costly since network management skills must be constantly upgraded to respond to the rapid changes in networking and security technologies. This situation is even more acute in the area of network security, an area that is increasing in importance due to threats of security attacks via the Internet as well as rapidly changing security technology. The resource scarcity and high cost of internal IT staffs represent significant challenges for businesses, especially mid-sized companies that are large enough to require sophisticated networks, but too small to gain efficiencies of scale achievable by a large enterprise that can amortize the costs of an in-house IT network management group across a large organization.

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

Our solution

   We offer network management services that allow customers to out-task network-specific activities in order to increase network reliability and up-time, reduce overall network costs and migrate to new technologies and services on a timely basis. We also offer security protection for network perimeter points such as an enterprise's Internet or intranet connections. Our solutions are designed to address the needs of middle market enterprises, however we also currently provide services to several larger organizations that can utilize our standard packaged services without requiring significant customization. We currently have over 1,200 end users representing over 30,000 managed sites. We believe our solution offers the following key benefits:

   Full breadth of network management services. Each of our network management services cover the entire life cycle of an enterprise's network requirements for that service, including network design, configuration, implementation, monitoring, fault diagnosis, fault resolution, reporting, upgrading and documentation. See Business--Network management services for a description of the network elements currently covered by our services. In some cases, our reseller partners provide the network design, configuration and implementation services, and we anticipate that these service components will decline as a percentage of our total revenues. End users have the ability to outsource all of their network requirements to us, or they can retain control over certain aspects of their network and out-task only selected network management tasks.

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

   Web-enabled network monitoring and reporting. End users can out-task to us the complex, frustrating and expensive responsibilities of dealing with day-to-day network management and security issues, yet still be able to understand and see their networks in operation. End users can access our web-enabled network management and monitoring tools and view on their computer screens a network map that gives a current status of every site on their networks. We also provide end users with reports of network activity on demand.

Strategy

   Our goal is to be a leading provider of remote network management services. The key elements of our strategy include the following:

   Target primarily middle market enterprises. We believe that a significant market opportunity exists for our services among enterprises that are large enough to employ WANs across multiple sites, but too small to amortize the costs of an in-house IT network management staff across a large organization. These middle market companies, which typically have between 100 and 1,000 employees and annual revenues between $25 million and $500 million, are facing a growing need for network expertise and technology. At the same time, they are encountering increased difficulties in attracting qualified and affordable networking professionals. We believe that our network management and security services offer an attractive solution for many middle market companies and we intend to target these companies as we market our existing services and develop new services. We also believe that larger entities face some of these same challenges and may in some instances be able to benefit from our network management and security services and we will selectively target some of these entities as we market our services.

   Support leading technologies. We have been able to provide cost-effective solutions to our customers by supporting only the leading providers of networking hardware and carrier services. The suppliers that we support include AT&T, MCI/WorldCom, Qwest Communications, Sprint, various regional bell operating companies and competitive local exchange carriers in the data transport arena, and Bay/Nortel, Cisco and Visual Networks in the market for customer premise equipment, or CPE. We believe these suppliers are the predominant providers of networking hardware and carrier services to our target market. By designing our services to support this select group of leading service and equipment vendors, we seek to leverage our expertise, technologies and processes, while still providing support for the needs of most middle market companies as well as some larger entities. We intend to continue to develop our processes and tools to support new hardware and services introduced by leading vendors. This ongoing support may require us to modify existing services and, in some cases, develop new services. For example, we recently completed a pilot program to manage voice-over-IP technology with a Fortune 200 company.

   Expand service offerings. We seek to expand our service offerings by leveraging our existing expertise, technologies and processes in the network management arena. In August 1996, we introduced a security service that provides remote intrusion detection. These offerings use our network management center and tools infrastructure and are supplemented by additional proprietary and third-party tools. In addition, the security service is enhanced by engineers with specific network security expertise. In September 2000, we began offering virtual private network (VPN) management services. We continue to expand our WAN and LAN offerings and continue to look into services that will move us into managing enterprises' network infrastructure towards the desktop.

   Add distribution partners. We believe that we can market our services most effectively by partnering with resellers that bundle our services with transport services, network equipment or consulting and integration services. We believe that we can expand our current distribution relationships, or establish referral or joint sales opportunities, to include equipment manufacturers, high-end tool providers, e-commerce service providers such as Application Service Providers, or ASP's, and systems integrators/outsourcers. We believe that these relationships will provide us with a significant competitive advantage.

   License our technology. We entered into a licensing agreement with NEC Corporation of Japan under which NEC Japan will be authorized to utilize our proprietary network management software tools as well as the service descriptions and processes that we design and utilize to manage networks. This license is for use only with respect to services sold by NEC to entities with headquarters locations in Japan. The license agreement provides for an up-front software license fee, annual software license maintenance fees, and ongoing royalties based on the number of devices managed using our software tools. We believe we can enter into similar relationships to license our technology in other countries.

Network management services

   Our network management services include one-time services such as design and implementation of new networks, as well as ongoing, or recurring, management and security services. We also entered into a licensing agreement in fiscal year 2001 that will allow a third party to provide our services utilizing our processes and software tools to companies with headquarters locations in Japan. Our current service offerings are grouped under three general categories: remote network management services, Internet and intranet security services, and web-enabled network management tools.

 Remote network management services

   Our services include the remote management of router-based WANs and LANs, LAN switches and intelligent hubs. These services are intended to address the full life cycle of network management, which includes the activities depicted in the following table. Customers may elect to purchase full life cycle management services or may, in some cases, purchase only recurring ongoing life cycle activities, defined as those after the Implement activity in the table below. Pricing for recurring services is generally established as a monthly fee on a per-managed-device basis. The following highlights services performed by us for each life cycle activity:

  Life cycle activity                       Our services
  -------------------                       ------------
        Design        Design network to meet specific end-user requirements
                      Offer CPE and maintenance pricing information
       Configure      Configure CPE to enhance initial and ongoing network
                      performance
                      Determine addressing, packet filtering and routing
                      protocol
                      Update CPE configurations as required to meet ongoing
                      customer business requirements
       Implement      Provide project management
                      Stage, configure and install equipment
                      Verify operational readiness
        Monitor       Proactively monitor network 24 hours per day, 7 days per
                      week from our network management center
       Diagnose       Proactively diagnose faults
                      Notify end user of status
        Resolve       Proactively identify and resolve faults
                      Notify end user of status
        Report        Offer network performance, transport provider
                      performance, cost analysis reports and transport
                      utilization statistics
                      Offer asset management information
        Upgrade       Upgrade or change components in the network as
                      requirements or configurations change
                      Review software releases
                      Install and configure new software and equipment as
                      appropriate
       Document       Download and archive on our management platform
                      information related to CPE configurations, carrier and
                      CPE service provider data and other network
                      connectivity information

   We have two branded network management service offerings: ProWatch for WANs and ProWatch for LANs.

   ProWatch for WANs. We introduced our first WAN remote management service in January 1994 to enable remote management of router-based Frame Relay and ATM networks. This service is marketed by us and certain of our resellers as ProWatch for WANs. It is also marketed by other resellers, sometimes in modified versions, under the various brands of those resellers. The managed elements in this service include the WAN-attached router; the customer service unit, or CSU, connecting the router to the transport provider's Frame Relay or ATM service; and the transport provider's network services. Approximately
23% of our recurring management revenues are currently derived from our managed CSU business that is a subset of the ProWatch for WANs service that does not include management of the router. Features offered in different options of ProWatch for WANs include:

  .  performance engineering and fault management;

  .  proactive monitoring; and

  .  performance reporting.

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

   ProWatch for LANs. We introduced our LAN remote management service in May 1997 to measure, monitor and manage the routers, switches and intelligent hubs in corporate LANs. This service can also monitor the availability of servers manageable by the Simple Network Management Protocol, or SNMP. Our LAN management services are marketed by us and certain of our resellers as ProWatch for LANs and are also marketed by other resellers under the various brands of those resellers. In developing the ProWatch for LANs service, we leveraged the expertise, technologies and processes we developed in providing ProWatch for WANs. The primary differences between ProWatch for LANs and ProWatch for WANs are the exclusion of the transport provider's network services and the inclusion of additional performance reporting capabilities. We recently completed a pilot program designed to test the feasibility of adding voice-over-IP application support to our ProWatch for LANs service and are in the process of adding this capability to our standard services.

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

 Web-enabled tools

   Our web-enabled network management tools provide end users with access to up-to-date status information of their networks, giving end users greater control and understanding of their networks while out-tasking day-to-day management to us. Access to this information is included as a component of our standard network management services and is provided to end users at no additional charge. End users access these tools through a standard web browser using our ProWatch Exchange application. ProWatch Exchange provides trouble ticket status and history, plus network installation project status. An active network map displays the status of all managed sites in an end user's network. ProWatch Exchange also provides on-line viewing access to the monthly availability and on-demand performance reports included with the various remote network management services.

Equipment and other services

   We resell customer premise equipment from leading network equipment manufacturers or their resellers. This equipment typically includes routers, CSUs and LAN switches and is obtained from Cisco and, to a lesser extent, from Bay/Nortel, Paradyne and others. Sales of this equipment are made only to our network management services customers in conjunction with the sale of our services. This equipment constitutes the primary components of the end-user networks we manage. Customers who purchase this equipment from us rather than from other sources typically do so for the convenience of a single supplier solution. We anticipate sales of equipment to continue to decline and at some point to possibly be eliminated from our offerings.

   We also resell on-site maintenance services, primarily to customers who have purchased the associated equipment from us. These services address issues associated with hardware failures and software bugs, as well as software upgrades provided for under the equipment provider's maintenance contract. These maintenance services are provided by 3Com or successors, Bay/Nortel, Cisco and Milgo Solutions. We anticipate sales of new maintenance contracts to decline and that these revenues will decline over time as current contracts expire with at least some not being renewed.

Customers

   Our solutions are designed to address primarily the needs of middle market enterprises, roughly defined as companies that have between 100 and 1,000 employees and annual revenues between $25 million and $500 million. In addition, we also currently provide services to several larger organizations that can utilize our standard packaged services without requiring significant customization. We currently have over 1,200 end users representing over 30,000 managed sites. Our end users consist of our direct customers as well as customers of our resellers

   When sold to end users by resellers, such as AT&T, our services are typically sold under the reseller's trade or brand name. In some instances, however, the reseller utilizes our brand names. In all cases, we receive our revenues directly from the resellers. In some situations, the resellers include the cost of our services in the pricing they establish for their related services while in other cases the services and CPE we provide are billed separately by the reseller. Our resellers include AT&T, Kent Datacomm, NEC Business Network Solutions and Solarcom, Inc..

   We have derived a significant portion of our revenue from one reseller, AT&T. No other customer accounted for more than 10% of our revenues in any of the last three fiscal years. AT&T accounted for 59% of our total revenues in fiscal year 1999, 71% of our total revenues in fiscal year 2000, and 69% of our total revenues in fiscal year 2001.

   In March 2001, we entered into an agreement to provide remote network management services to customers of Comdisco that agreed to an assignment to us of their contract with Comdisco. Under that agreement, we will provide our services to approximately fifteen customers having approximately 3,000 devices under management.

Relationship with AT&T

   We have entered into reseller agreements with two separate organizations within AT&T: AT&T Solutions and AT&T Data and Internet Services. Both of these organizations market and resell our network management services to AT&T customers in conjunction with AT&T's overall network solution offering using AT&T's trade name. Our technicians work directly with AT&T's sales and marketing personnel and the end users to design, implement and manage the end users' networks. As with our other reseller arrangements, we receive our revenues for the resale of our services to AT&T customers directly from AT&T. AT&T accounted for 59% of our total revenues in fiscal year 1999, 71% of our total revenues in fiscal year 2000, and 69% of our total revenues in fiscal year 2001.

   The reseller agreements with AT&T have separate terms for each of the two organizations. The arrangements with AT&T Solutions currently terminate on December 31, 2001 with respect to placing new orders for service. Individual orders received prior to July 1, 1999 may be canceled at AT&T's option at a rate not to exceed 150 devices per month beginning in July 2001. This rate represents approximately 4% per month of the orders eligible for this option as of June 30, 1999. For orders placed after June 30, 1999, the agreement provides for us to continue providing services until the earlier of the expiration of the end-user customer service term or December 31, 2004. However, individual orders placed after June 30, 1999 may be canceled at any time at AT&T's option on thirty days' notice by paying a cancellation charge. These cancellations are limited to 10% of the beginning backlog of all orders in any twelve month period. In addition, all orders may be cancelled at any time after July 1, 2001, upon 12 months' written notice. In the event of a cancellation, the number of devices that may be cancelled by AT&T each month may not exceed 8% of the number of devices billed in the last full month prior to cancellation.

   Our reseller agreements with AT&T Data and Internet Services relate primarily to AT&T's Frame Relay Plus Services. Our arrangements relating to Frame Relay Plus Services will terminate December 31, 2001, except that, following the termination date, we will continue to provide services until the earlier of the expiration of the end user customer service term or December 31, 2004.

Sales and marketing

   We market our services directly to end users as well as to resellers. Services sold to carrier resellers support the carriers' network operations or are incorporated in services the carriers sell directly to end users. In fiscal year 2001, 20% of network management service revenues was derived from direct customers. Our strategy is to build our reseller channels and we expect that these channels will represent an increasing percentage of our network management revenues for the foreseeable future. Our resellers include AT&T, Kent Datacomm, NEC Business Network Solutions and Solarcom, Inc. All sales of our services to date have been made in the U.S. However, we remotely manage locations in 42 countries around the world for these U.S.-based customers. We have also entered into an agreement with NEC Japan under which we will license our service descriptions, software tools and processes.

   At March 31, 2001, we employed 18 people in sales and sales support. Each sales person is assigned one or more reseller channels to support. Certain sales individuals are also responsible for direct sales to end users of our services. Reseller support by our sales organization includes assistance with responses to requests for proposals, network design and proposal generation, and participation in sales calls to potential customers. Our sales organization also helps resellers define services and familiarize the reseller's sales forces with our services and networking options. Substantially all of our sales and marketing employees are based at our headquarters in Austin.

   At March 31, 2001, we employed 11 people in marketing who are responsible for marketing communications, public relations and new service introductions. Primary marketing communications include direct mail promotions, seminars, sales collateral and support and our web site. Public relations activities include obtaining media coverage and public recognition. Marketing activities related to new service introductions include service definition, pricing, competitive analysis, service beta test and general availability launches, identification of potential reseller partners and service creation program management. The marketing group also works closely with our larger reseller partners to define, develop and implement embedded services.

Software and services development

   Our software and services development groups consisted of 25 people as of March 31, 2001. One objective of our software development group is to develop or integrate the tools we utilize to manage networks and to develop software applications, such as ProWatch Exchange, which become components of our services. While certain of our applications and tools are proprietary, all are built using industry-standard protocols, tools and development environments, including HyperText Markup Language, or HTML, Java, Java Script, Microsoft Access, Oracle 8.x relational database software and development tools, Remote Monitoring, or RMON, SNMP and Visual Basic. Another objective of our software development group is to create versions of our tools that can be utilized under license by third party providers of remote network management services such as is being done for NEC Japan. The objective of our services development group is to research new technologies and develop service offerings, including early operations processes, that address the needs of our target customers with respect to these technologies.

Operations

   Our operations organization, comprised of 199 individuals as of March 31, 2001, is responsible for delivery of our services to end users. By defining network management tasks into sets of tightly defined services, we are able to deliver functionality to our end users at cost effective prices. Our services generally are provided using a team approach where each customer is assigned to a team of customer engineers, with one member of the team being assigned primary customer responsibility and each member providing back-up when the primary engineer is not available.

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

   Other groups within operations include project managers, installation engineers, equipment staging and configuration personnel, and a network and tools infrastructure group. By using specialized teams for defined processes, we can utilize network engineers with a broad range of skills and experience.

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

   Our approach to loss of the critical systems and management network infrastructure utilized to manage customer networks is one of disaster-avoidance backed up by selected disaster recovery. The network management infrastructure is primarily Frame Relay-based which provides the high availability inherent in that technology. To minimize the potential loss of access to local telecommunications infrastructure, we employ a SONET ring which is served from two separate local exchange carrier serving offices. Our facility contains two separate rooms with some redundant computing and networking equipment, each of which is monitored 24 hours per day, seven days per week. We currently plan to begin operation of a second management facility in the latter half of 2001.

Competition

   Currently, we compete primarily with the internal network administration organizations of actual or potential end users of our services although competition from other service providers is beginning to increase. Many of these end users have internal network support capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. We believe that the principal factors involved in competing effectively with internal solutions include quality of service, price, functionality and features, product reputation and quality of support. We believe our services compete favorably with companies' internal solutions on the basis of quality of service and support, price and features. Furthermore, in competing with companies' internal resources, we have the advantage of leveraging the knowledge we have gained from working with many different customer networks.

   The remote network management services market is new, highly fragmented, rapidly evolving and largely undefined. There are few substantial barriers to entry, and we expect that we will face additional competition from existing competitors and new market entrants in the future. These competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have. We believe that the principal competitive factors in this market include networking and security engineering expertise, scalable management tools, reliability and quality of service, large scale, the ability to maintain and expand distribution channels, price, the timing of introductions of new services, and conformity with industry standards. While we believe that we currently are able to provide end users with reliable network management and security services at prices that allow us to compete favorably with respect to other service providers, there can be no assurance that we will have the resources or expertise to compete successfully in the future.

   We currently face competition from other remote network management companies such as Nuvo Network Management; telecommunications providers such as AT&T, Sprint, and MCI/WorldCom; network equipment vendors such as Bay/Nortel and Lucent; and computer systems vendors such as Hewlett Packard and Unisys. With respect to our security services, we currently face competition from computer systems vendors such as IBM and network security software and services vendors such as Counterpane and ISS. We also face potential competition from IT consulting firms, systems integrators, VARs, and local and regional network services firms and other new entrants into our markets, such as some of the members of the recently formed Management Service Providers Association of which we are a member. Many of these current and potential competitor companies have significantly greater financial, technical and marketing resources and greater name recognition and generate greater service revenue than we have. There can be no assurance that we will be able to compete successfully against current or potential competitors. Our failure to successfully compete would significantly damage our business.

   We also face potential competition from resellers with which we currently partner, such as AT&T, or could partner, to market and sell our services. These resellers generally have substantially greater resources than we have and could directly compete, rather than partner, with us. Such a decision by our resellers would significantly damage our business.

   With respect to the sale of equipment and on-site equipment maintenance services, we compete primarily with the equipment manufacturers and their resellers.

Intellectual property rights

   We rely on a combination of patent, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in technology underlying our services. We have one patent and have applied for other patents with the United States Patent Office. These patents relate to software technology which allows us to poll, or communicate with, large numbers of routers or other SNMP devices over multiple WANs. We intend to continue to evaluate the appropriateness of these protections and to seek additional patent protection for our inventions when appropriate. There can be no assurance that additional patents will be issued from our currently pending or any future applications, or that any patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We have registered our logo, which includes the NetSolve name, and other marks, including ProWatch, ProWatch IV, ProWatch for WANs, ProWatch for LANs, ProWatch Secure and ProWatch Exchange as separate service marks in the United States and various state trademark offices. We are in the process of filing service marks and trademarks in Japan, which we expect to be completed by the end of May 2001. We have not made any other foreign patent or trademark filings. We have entered into proprietary rights and confidentiality agreements with our employees, and generally enter into nondisclosure agreements with our suppliers, distributors and appropriate customers in order to limit access to and disclosure of our proprietary information.

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

   In June 1996, in connection with our federal registration of a service mark that includes the NetSolve name, GRC International, Inc. claimed that our use of the name NetSolve infringed GRC's common law intellectual property rights. This claim was settled by an agreement with GRC and GRC withdrew its opposition and consented to our service mark registration. GRC retains the right to use the name NetSolve to describe a particular software product, and we retain the full right to our corporate name. We also agreed with GRC to refrain from using NetSolve as a brand name to describe products and services. We believe that the limited joint use of the name NetSolve by GRC will not have a material adverse effect on us. With the exception of GRC, we have not, to date, been notified that our services infringe the proprietary rights of third parties; however, there can be no assurance that third parties will not claim infringement or indemnification by us with respect to current or future services or products. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any of these claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause delays in product and service installation and implementation, prevent us from using important technologies or methods, subject us to substantial damages, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any of these claims could materially harm our business.

Employees

   As of March 31, 2001, we had 277 full-time employees, including 29 in sales and marketing, 25 in development, 199 in operations and 24 in finance, administration and corporate services. Our success depends to a significant degree upon the continued contributions of our executive management, network management and engineering teams. Our future success will depend in large part upon our continued ability to attract and retain highly skilled and qualified personnel.

   None of our employees is represented by a collective bargaining agreement. We believe relations with our employees are good.

Item 2. FACILITIES

   Our corporate headquarters are located in a leased facility in Austin, Texas which covers approximately 70,000 square feet. A portion of this facility is covered by an uninterrupted power supply system backed up by a power generator to guard against system failure and to provide emergency power in the event of an outage. We also maintain dual computer rooms in this facility with some redundant equipment in order to provide safeguards in the event of a fire or similar emergency. The lease for this facility expires in November 2008, including a five-year option to renew.

   We have leased an additional facility in Austin, Texas covering approximately 80,000 square feet. This lease commenced in April 2001 and expires in April 2012, including a five-year option to renew. We believe these facilities will be adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

Item 3. LITIGATION

   A series of complaints were filed in the United States District Court for the Western District of Texas, Austin Division against the Company and certain of its officers in September and October 2000. Plaintiffs in each of these cases sought to represent a class comprised of purchasers of the Company's common stock between

April 18, 2000 and August 18, 2000 ("Class Period"). Those complaints alleged that the defendants engaged in a fraudulent scheme by issuing false and materially misleading statements regarding the Company's business during the Class Period. Those cases were consolidated into one action, In re NetSolve Incorporated Securities Litigation, Civil Action No. A00-CA-591 SS, before Judge Samuel Sparks of the United States District Court for the Western District of Texas. Judge Sparks also appointed HLM Management Company and Donald Douglas Sr. Lead Plaintiffs on December 21, 2000.

   Lead Plaintiffs filed their Amended and Consolidated Complaint on February 21, 2001. The Company moved to dismiss the complaint on March 8, 2001 for having failed to state a claim under which relief can be granted and for having failed to comply with the pleading requirements of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. (S) 78u-4 et seq. Lead Plaintiffs opposed the Company's motion on March 30, 2001. The Company replied to Lead Plaintiffs' opposition papers on April 11, 2001.

   The Company and each individual defendant believe that this lawsuit is meritless and the Company and its officers intend to vigorously defend themselves in this action.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the three months ended March 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The following information is provided with respect to each executive officer of the registrant as of May 15, 2001, pursuant to General Instruction G of Form 10-K:

          Name           Age                           Position(s)
          ----           ---                           ----------
Craig S. Tysdal......... 54  Director; president and chief executive officer
Kenneth C. Kieley....... 50  Vice president--finance, chief financial officer and secretary
Honore Labourdette...... 49  Vice president--sales
Jerry W. Davis.......... 38  Vice president--development
Robert C. Pojman........ 37  Vice president--business development
Robert W. Kujawski...... 36  Vice president--operations

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

   Robert C. Pojman was appointed to vice president--business development in April 2001. Prior to that he served as our vice president--Operations since February 1997. Mr. Pojman was employed as first vice president--data centers at Deluxe Data Systems, a software and services company which facilitiates the processing and clearing of payments. He also worked at Deluxe Data Systems as director, technical services from June 1993 to April 1995 as well as director of operations services from July 1992 to June 1993.

   Jerry W. Davis became our vice president--development in April 2000. From April 1998 to April 2000, and prior to that for the period of September 1994 to July 1996, Mr. Davis held key roles with NetSolve in the areas of product and planning management. From 1996 to 1998, Mr. Davis was employed as a major account systems consultant for 3Com Corporation. He was also employed as an independent consultant from 1992 to 1994 and as a plant project engineer for Dresser Industries from 1987 until 1992.

   Honore LaBourdette was named vice president--sales in May 2001. Ms. LaBourdette served as regional vice president--sales for Nortel Networks from July 1998 until April 2001. From June 1994 to July 1998, she was the regional director--sales for Network Equipment Technologies, Inc. and was focused on a direct sales efforts in the western region of the United States.

   Robert W. Kujawski was named vice president--operations in April 2001. Prior to his appointment of vice president of Operations, Mr. Kujawski served as manager of NetSolve's Network Management Center. From May of 1998 to June of 2000, Mr. Kujawski served as group area development manager and director of Production Services for Norwest Mortgage Inc. Mr. Kujawski served in various positions at Deluxe Data Systems, Incorporated including manager, Data Center Operations, Data Center Help Desk manager, Data Center Shift supervisor and Software Certification Analyst/Team Leader from October 1987 to May 1998.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

 Market information

   Our common stock trades on the Nasdaq National Market under the symbol "NTSL." The following table sets forth the high and low per share sales prices of our common stock for each of the last seven quarters in the period ended March 31, 2001, as reported by the Nasdaq National Market System.

                                                                     Price Per
                                                                       Share
                                                                   -------------
   Three Months Ended                                               High   Low
   ------------------                                              ------ ------
   September 30, 1999............................................. $37.00 $17.19
   December 31, 1999..............................................  35.88  16.25
   March 31, 2000.................................................  61.50  27.81
   June 30, 2000..................................................  33.63  20.50
   September 30, 2000.............................................  29.50   6.38
   December 31, 2000..............................................   9.08   5.00
   March 31, 2001.................................................   8.50   5.75

   Prior to September 29, 1999, a public market did not exist for our common stock. Therefore, market information does not exist for the three months ended June 30, 1999 and the information provided for the three months ended September 30, 1999 reflects the high and the low prices per share over the two days of trading during that period.

 Holders of our common stock

   At the close of business on May 21, 2001, there were approximately 136 holders of record of the common stock and approximately 3,369 shareholders of beneficial interest.

 Dividends

   We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

 Use of Proceeds

   The Company's registration statement on Form S-1 (File No. 333-65691) was declared effective on September 28, 1999. Gross proceeds from the offering were used to pay offering costs through December 31, 1999. Net proceeds from the offering in the amount of $20,179,000 have been used to repurchase an aggregate of 2,795,316 shares of the Company's common stock since August 2000. The remainder of the proceeds of this offering, $27,921,000, is temporarily invested in short-term, investment-grade, interest-bearing securities pending their use for other purposes.

Item 6. SELECTED FINANCIAL DATA

   The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this document. The following selected consolidated financial data for fiscal years 1999, 2000 and 2001 and as of March 31, 2000 and 2001 are derived from our consolidated financial statements included elsewhere in this document, which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated financial data for fiscal years 1997 and 1998 and as of March 31, 1997, 1998 and 1999 are derived from our audited consolidated financial statements not included in this document.

                                                   March 31,
                                    -------------------------------------------
                                     1997     1998     1999     2000     2001
                                    -------  -------  -------  -------  -------
                                     (in thousands, except per share data)
Statement of operations data:
Revenues:
 Network management services......  $ 2,830  $ 7,324  $12,777  $24,048  $33,032
 Equipment and other..............    3,486    7,199   13,939   14,613   13,420
                                    -------  -------  -------  -------  -------
   Total revenues.................    6,316   14,523   26,716   38,661   46,452
Cost of revenues:
 Cost of network management
  services........................    2,434    5,706    8,258   13,095   19,311
 Cost of equipment and other......    2,638    5,425   10,665   11,202    9,536
                                    -------  -------  -------  -------  -------
   Total cost of revenues.........    5,072   11,131   18,923   24,297   28,847
                                    -------  -------  -------  -------  -------
Gross Profit......................    1,244    3,392    7,793   14,364   17,605
Operating expenses:
 Development......................    1,262    2,040    1,762    2,503    3,169
 Sales and marketing..............    2,246    2,562    3,153    4,486    6,149
 General and administrative.......    1,489    2,159    2,098    3,095    3,559
 Amortization of deferred
  compensation....................      --       --       --        65       58
                                    -------  -------  -------  -------  -------
   Total operating expenses.......    4,997    6,761    7,013   10,149   12,935
                                    -------  -------  -------  -------  -------
Operating income (loss)...........   (3,753)  (3,369)     780    4,215    4,670
Other income, net.................       34      340       93    1,463    3,285
                                    -------  -------  -------  -------  -------
Income (loss) from continuing
 operations before income taxes...   (3,719)  (3,029)     873    5,678    7,955
Income tax expense (benefit)......   (1,257)    (297)      19   (4,875)   2,944
                                    -------  -------  -------  -------  -------
Net income (loss) from continuing
 operations.......................   (2,462)  (2,732)     854   10,553    5,011
Discontinued operations:
 Income from discontinued
  operations, net of applicable
  income taxes....................    2,142      165      --       --       --
 Gain on sale of discontinued
  operations, net of applicable
  income taxes....................   10,615      341       98      --       --
                                    -------  -------  -------  -------  -------
Net income (loss).................  $10,295  $(2,226) $   952  $10,553  $ 5,011
                                    =======  =======  =======  =======  =======
Basic income (loss) per share
 from(1):
 Continuing operations............  $ (1.75) $ (1.76) $ (0.51) $  1.06  $  0.37
                                    =======  =======  =======  =======  =======
 Net income (loss)................  $  2.72  $ (1.59) $ (0.48) $  1.06  $  0.37
                                    =======  =======  =======  =======  =======
Weighted average shares used in
 basic per share calculations(1)..    2,851    2,995    3,297    8,800   13,502
                                    =======  =======  =======  =======  =======
Diluted income (loss) per share
 from(1):
 Continuing operations............  $ (1.75) $ (1.76) $ (0.51) $  0.68  $  0.34
                                    =======  =======  =======  =======  =======
 Net income (loss)................  $  2.72  $ (1.59) $ (0.48) $  0.68  $  0.34
                                    =======  =======  =======  =======  =======
Weighted average shares used in
 diluted per share
 calculations(1)..................    2,851    2,995    3,297   13,648   14,539
                                    =======  =======  =======  =======  =======
Pro forma basic income per share
 from(2):
 Continuing operations............                    $  0.09  $  0.88  $  0.37
                                                      =======  =======  =======
 Net income.......................                    $  0.10  $  0.88  $  0.37
                                                      =======  =======  =======
Pro forma weighted average shares
 used in basic per share
 calculations(2)..................                      9,692   11,963   13,502
                                                      =======  =======  =======
Pro forma diluted income per share
 from(2):
 Continuing operations............                    $  0.07  $  0.77  $  0.34
                                                      =======  =======  =======
 Net income.......................                    $  0.08  $  0.77  $  0.34
                                                      =======  =======  =======
Pro forma weighted average shares
 used in diluted per share
 calculations(2)..................                     11,341   13,648   14,539
                                                      =======  =======  =======

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

                                                  March 31,
                                  ---------------------------------------------
                                    1997      1998      1999     2000    2001
                                  --------  --------  --------  ------- -------
                                                (in thousands)
Balance sheet data:
Cash and cash equivalents.......  $  8,128  $  1,333  $  2,764  $57,185 $45,411
Working capital.................     9,464     5,399     5,282   63,329  46,889
Total assets....................    16,068    13,227    14,936   74,519  62,831
Capital lease obligations, net
 of current portion.............       175     1,146     1,027      324     --
Redeemable convertible preferred
 stock..........................    39,085    41,615    44,146      --      --
Total stockholders' equity
 (deficit)......................   (28,313)  (33,029)  (34,529)  68,958  56,977

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

   This report and other presentations made by us contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events. They include, among others, statements relating to trends in revenue, company growth, sales, margin and expenses, and the drivers behind those trends; trends in sales of network management services, sales of customer premise equipment, and sales to AT&T. These statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us, conditions affecting our customers and suppliers, competition, the overall market acceptance of the Company's services, and other factors disclosed in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" and this Report. Accordingly, although we believe that the expectations reflected in our forward-looking statements are reasonable, there can be no assurance that they will prove to be correct.

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

 Revenues

   Our revenues consist of network management services revenues as well as equipment resales and other revenues. Our network management services include both recurring and nonrecurring revenues:

  . Revenues from recurring services represent monthly fees charged to resellers or end users for our network management services. Recurring network management services revenues are typically based on the number of devices under management and are recognized in the period in which the services are rendered. For fiscal year 2001, approximately 69% of network management services revenues were from recurring services.

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

   Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises sold to by our direct sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 1999, 2000 and 2001. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in some cases, require that we continue providing services throughout the term of the reseller's contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

   We currently have a network management services contract with two business units within AT&T: AT&T Solutions and AT&T Data and Internet Services. AT&T accounted for 59% of our total revenues in fiscal year 1999, 71% of our total revenues in fiscal year 2000, and 69% of our total revenues in fiscal year 2001. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in fiscal 2002, but believe the percentage will begin to decline beginning in the June 2001 quarter. No other customer accounted for more than 10% of our revenues in fiscal years 1999, 2000 or 2001.

   Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S.-based customers.

Results of Operations

Fiscal year 2000 compared to fiscal year 2001

 Revenues

   Total revenues. Total revenues increased 20%, from $38.7 million in fiscal year 2000 to $46.5 million in fiscal year 2001.

   Network management services. Revenues from network management services increased 37%, from $24.0 million in fiscal year 2000 to $33.0 million in fiscal year 2001, representing 62% of total revenues in fiscal year 2000 and 71% of total revenues in fiscal year 2001. The increase was due almost entirely to increased recurring revenues resulting from a growth in the number of managed devices under contract.

   Equipment and other. Revenues from equipment and other decreased 8%, from $14.6 million in fiscal year 2000 to $13.4 million in fiscal year 2001, primarily as a result of amendments we have made to some of our reseller agreements whereby we receive management fees for ordering CPE and managing CPE inventories for these resellers as well as fewer installations of new networks which drive CPE sales. The decrease was partially offset by increased CPE maintenance revenue due to an increase in the number of equipment maintenance contracts in place.

 Costs of revenues

   Cost of network management services. Cost of network management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 47%, from $13.1 million in fiscal year 2000 to $19.3 million in fiscal year 2001, representing 54% of network management services revenues in fiscal year 2000 and 58% of such revenues in fiscal year 2001. The dollar and percentage increase was due primarily to the addition of personnel and network management infrastructure enhancements that should allow us to scale efficiently going forward in anticipation of continued growth.

   Cost of equipment and other. Cost of equipment and other includes the purchase of CPE from manufacturers and distributors and maintenance contracts purchased for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of equipment and other decreased 15%, from $11.2 million in fiscal year 2000 to $9.5 million in fiscal year 2001, representing 77% of equipment and other revenues in fiscal year 2000 and 71% of equipment and other revenues in fiscal year 2001. The decrease in dollars was due to reduced costs of resold equipment resulting from the decrease in equipment resales. The decrease in costs of resold equipment was partially offset by an increase in maintenance costs which occurred as a result of an increase in the number of maintenance contracts in place. The percentage decrease was due to increased CPE maintenance revenue which generally has higher gross margins than equipment sales.

 Operating expenses

   Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses increased 27%, from $2.5 million in fiscal year 2000 to $3.2 million in fiscal year 2001, representing 6% of total revenues in fiscal year 2000 and 7% of total revenues in fiscal year 2001. The increase in dollars was due to an increase in the number of software and service development personnel devoted to the development and enhancement of network management tools and our network management services.

   Selling and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 37%, from $4.5 million in fiscal year 2000 to $6.1 million in fiscal year 2001, representing 12% of total revenues in fiscal year 2000 and 13% of total revenues in fiscal year 2001. The increase in dollars and as a percentage of total revenues was due to costs incurred in the fourth quarter of fiscal year 2001 in connection with the acquisition of customers from Comdisco, increased spending for advertising as well as costs related to the addition of sales and marketing personnel.

   General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses increased 15%, from $3.1 million in fiscal year 2000 to $3.6 in fiscal year 2001, representing 8% of total revenues in both fiscal years 2000 and 2001. The dollar increase was due primarily to legal fees related to the pending class action securities lawsuit, additional spending related to recruiting and relocating new employees and to being a public company.

 Other income, net

   Other income, net consists primarily of interest income earned on our cash balances, slightly offset by interest expense from our leases for capital equipment. Other income, net increased from $1.5 million in fiscal year 2000 to $3.3 million in fiscal year 2001, representing 4% of total revenues in fiscal year 2000 and 7% of total revenues in fiscal year 2001. The increase was due primarily to interest income earned on the net proceeds received from the Company's initial public offering.

 Income tax expense (benefit)

   The income tax benefit recorded for fiscal year 2000 was $4.9 million, compared to an expense of $2.9 million for fiscal year 2001. The benefit in fiscal year 2000 is attributable to a reduction in the deferred tax asset valuation allowance. Since the valuation allowance against deferred tax assets was completely eliminated as of March 31, 2000 (resulting in the recording of income tax benefits), income tax provisions for periods subsequent to March 31, 2000 are no longer offset by similar benefits.

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

   General and administrative. General and administrative expenses increased 48%, from $2.1 million in fiscal year 1999 to $3.1 million in fiscal year 2000, representing 8% of total revenues in both fiscal years 1999 and 2000. The dollar increase was due primarily to additional spending related to recruiting of new employees and to being a public company.

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

   The following tables set forth quarterly consolidated statements of operations data in dollars and, except as noted below, as a percentage of total revenues for each of the eight quarters in the period ended March 31, 2001. The information should be read together with the consolidated financial statements and related notes appearing elsewhere in this document. Additional per share information is disclosed on the consolidated statements of operations in the consolidated financial statements included elsewhere in this document. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                     Three Months Ended
                          ----------------------------------------------------------------------------
                          June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30, Sept. 30, Dec. 31, Mar. 31,
                            1999      1999      1999      2000      2000     2000      2000     2001
                          --------  --------- --------  --------  -------- --------- -------- --------
                                            (in thousands, except per share data)
Revenues:
  Network management
   services.............  $ 4,584    $ 5,502  $ 6,300   $ 7,663   $ 8,358   $ 8,138  $ 8,215  $ 8,322
  Equipment and other...    4,492      3,790    2,795     3,536     3,212     3,128    3,618    3,462
                          -------    -------  -------   -------   -------   -------  -------  -------
   Total revenues.......    9,076      9,292    9,095    11,199    11,570    11,266   11,833   11,784
Cost of revenues:
  Cost of network
   management services..    2,672      3,132    3,296     3,993     4,286     4,620    5,179    5,226
  Cost of equipment and
   other................    3,536      2,973    2,047     2,647     2,337     2,192    2,576    2,432
                          -------    -------  -------   -------   -------   -------  -------  -------
   Total cost of
    revenues............    6,208      6,105    5,343     6,640     6,623     6,812    7,755    7,658
                          -------    -------  -------   -------   -------   -------  -------  -------
Gross profit............    2,868      3,187    3,752     4,559     4,947     4,454    4,078    4,126
Operating expenses:
  Development...........      579        591      611       723       795       759      822      792
  Sales and marketing...      943      1,025    1,129     1,389     1,468     1,408    1,423    1,850
  General and
   administrative.......      622        663      888       922       972       928      820      839
  Amortization of
   deferred
   compensation.........        5         20       20        20        20        20        9        9
                          -------    -------  -------   -------   -------   -------  -------  -------
   Total operating
    expenses............    2,149      2,299    2,648     3,054     3,255     3,115    3,074    3,490
                          -------    -------  -------   -------   -------   -------  -------  -------
Operating income........      719        888    1,104     1,505     1,692     1,339    1,004      636
Other income, net.......       46         31      669       716       859       955      828      643
                          -------    -------  -------   -------   -------   -------  -------  -------
Income before income
 taxes..................      765        919    1,773     2,221     2,551     2,294    1,832    1,279
Income tax expense
 (benefit)..............   (1,136)    (1,070)    (351)   (2,318)      944       848      678      473
                          -------    -------  -------   -------   -------   -------  -------  -------
Net income..............  $ 1,901    $ 1,989  $ 2,124   $ 4,539   $ 1,607   $ 1,446  $ 1,154  $   806
                          =======    =======  =======   =======   =======   =======  =======  =======
Basic net income per
 share..................  $  0.38    $  0.37  $  0.15   $  0.32   $  0.11   $  0.10  $  0.09  $  0.07
                          =======    =======  =======   =======   =======   =======  =======  =======
Weighted average shares
 used in basic per share
 calculations...........    3,361      3,713   13,873    14,269    14,468    14,390   12,877   12,238
                          =======    =======  =======   =======   =======   =======  =======  =======
Diluted net income per
 share..................  $  0.25    $  0.11  $  0.13   $  0.28   $  0.10   $  0.09  $  0.09  $  0.07
                          =======    =======  =======   =======   =======   =======  =======  =======
Weighted average shares
 used in diluted per
 share calculations.....    5,055     11,877   16,104    16,296    16,235    15,507   12,910   12,263
                          =======    =======  =======   =======   =======   =======  =======  =======
Pro forma basic net
 income per share.......  $  0.05    $  0.06  $  0.08   $  0.10   $  0.11   $  0.10  $  0.09  $  0.07
                          =======    =======  =======   =======   =======   =======  =======  =======
Pro forma weighted
 average shares used in
 basic per
 share calculations.....    9,756      9,969   13,873    14,269    14,468    14,390   12,877   12,238
                          =======    =======  =======   =======   =======   =======  =======  =======
Pro forma diluted net
 income per share.......  $  0.04    $  0.05  $  0.07   $  0.09   $  0.10   $  0.09  $  0.09  $  0.07
                          =======    =======  =======   =======   =======   =======  =======  =======
Pro forma weighted
 average shares used in
 diluted per
 share calculations.....   11,450     11,877   16,104    16,296    16,235    15,507   12,910   12,263
                          =======    =======  =======   =======   =======   =======  =======  =======

                                                    Three Months Ended
                         -------------------------------------------------------------------------
                         June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31,
                           1999     1999      1999     2000     2000     2000      2000     2001
                         -------- --------- -------- -------- -------- --------- -------- --------
                                            (As a percentage of total revenues)
Revenues:
  Network management
   services.............   50.5%     59.2%    69.3%    68.4%    72.2%     72.2%    69.4%    70.6%
  Equipment and other
   revenues.............   49.5      40.8     30.7     31.6     27.8      27.8     30.6     29.4
                          -----     -----    -----    -----    -----     -----    -----    -----
   Total revenues.......  100.0     100.0    100.0    100.0    100.0     100.0    100.0    100.0
   Total cost of
    revenues............   68.4      65.7     58.7     59.3     57.2      60.5     65.5     65.0
                          -----     -----    -----    -----    -----     -----    -----    -----
Gross profit............   31.6      34.3     41.3     40.7     42.8      39.5     34.5     35.0
Operating expenses:
  Development...........    6.4       6.4      6.7      6.5      6.8       6.7      7.0      6.7
  Sales and marketing...   10.3      11.0     12.4     12.4     12.7      12.5     12.0     15.7
  General and
   administrative.......    6.9       7.1      9.8      8.2      8.4       8.2      6.9      7.1
  Amortization of
   deferred
   Compensation.........    0.1       0.2      0.2      0.2      0.2       0.2      0.1      0.1
                          -----     -----    -----    -----    -----     -----    -----    -----
   Total operating
    expenses............   23.7      24.7     29.1     27.3     28.1      27.6     26.0     29.6
                          -----     -----    -----    -----    -----     -----    -----    -----
Operating income........    7.9       9.6     12.2     13.4     14.7      11.9      8.5      5.4
Other income, net.......    0.5       0.3      7.4      6.4      7.4       8.5      7.0      5.5
                          -----     -----    -----    -----    -----     -----    -----    -----
Income before income
 taxes..................    8.4       9.9     19.6     19.8     22.1      20.4     15.5     10.9
Income tax expense
 (benefit)..............  (12.5)    (11.5)    (3.9)   (20.7)     8.2       7.5      5.7      4.0
                          -----     -----    -----    -----    -----     -----    -----    -----
Net income..............   20.9%     21.4%    23.5%    40.5%    13.9%     12.9%     9.8%     6.9%
                          =====     =====    =====    =====    =====     =====    =====    =====

   Cost of network management services, expressed as a percentage of network management services revenues, and the cost of equipment and other, expressed as a percentage of equipment and other revenues, were as follows:

                                                    Three Months Ended
                         -------------------------------------------------------------------------
                         June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31,
                           1999     1999      1999     2000     2000     2000      2000     2001
                         -------- --------- -------- -------- -------- --------- -------- --------
Cost of network
 management services....   58.3%    56.9%     52.3%    52.1%    51.3%    56.8%     63.0%    62.8%
Cost of equipment and
 other..................   78.7     78.4      73.2     74.9     72.8     70.1      71.2     70.2

Liquidity and capital resources

   Net cash provided by operating activities was $892,000 during fiscal year 1999, $5.8 million during fiscal year 2000 and $11.6 million during fiscal year 2001.

   We used $20.2 million during fiscal year 2001 to repurchase
2,795,316 million shares of our common stock. We have approval from our Board of Directors to purchase up to four million shares, including those previously repurchased. The extent and timing of any repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including for use in connection with the Company's stock option plans, or may be retired.

   We used $1.6 million during fiscal year 1999, $2.8 million during fiscal year 2000 and $3.9 million during fiscal year 2001 to purchase capital assets primarily used in the delivery of our network management services. We currently have no material commitments for capital expenditures. Proceeds from leases of capital equipment were $831,000 during fiscal year 1999 and $0 during fiscal years 2000 and 2001. We paid $732,000 during fiscal year 1999, $975,000 during fiscal year 2000 and $537,000 during fiscal year 2001 toward our lease obligations for capital equipment. We intend to continue to add sales, marketing and development resources over the next 12 months and we anticipate that costs associated with sales, marketing and development initiatives may increase as a percentage of revenues but will not result in significant uses of working capital. As discussed in Item 2. Facilities, we have leased an additional facility in Austin, Texas covering approximately 80,000 square feet. This lease commenced in April 2001 and will expire in April 2007 if the renewal option is not exercised.

   As of March 31, 2001, we had $45.4 million in cash and cash equivalents, $4.0 million in net accounts receivable and $46.9 million in working capital. We believe that our current cash balances together with cash generated from operations, will be sufficient to fund our anticipated working capital needs and capital expenditures, including capital expenditures related to our newly leased facility, and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

   As of March 31, 2001, we had net operating loss carryforwards of approximately $9.0 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2007 if not utilized. We have alternative minimum tax credit carryforwards of approximately $298,000 which do not expire. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization. During the year ended March 31, 2000 we determined that it was more likely than not that these tax assets would be utilized. Accordingly, the previously recorded valuation allowance was eliminated. This conclusion was based on factors such as the recent consecutive quarters of income, future profitability expectations, and the nature of the deferred tax assets.

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

   Sales to AT&T, which resells our services to its customers, accounted for 71% of our total revenues in fiscal year 2000 and 69% of our total revenues in fiscal year 2001. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in fiscal 2002, but believe the percentage will begin to decline beginning in the June 2001 quarter. To the extent we continue to depend on AT&T for a large portion of our sales, our total revenues will decline materially if AT&T discontinues selling our services or significantly reduces its sales of our services. We cannot be sure that we will be successful in reducing our dependence on AT&T in the future.

   Our existing agreements with AT&T expire in December 2001. In addition, a number of the orders for services that we provide to AT&T's customers under one of these agreements can be cancelled at anytime upon ninety days notice and all new orders placed after June 30, 1999 under that agreement can be cancelled upon twelve months notice. Our agreements with AT&T are not exclusive arrangements. We will need to maintain a good working relationship with different business units of AT&T in order to maintain the business we currently provide to AT&T's customers and to encourage AT&T to sell our services to additional customers. Problems in our relationship with AT&T would seriously damage our business. We cannot assure you that AT&T will continue to sell our services to existing or additional AT&T customers. A substantial reduction in our AT&T business would result in diminished revenues for an extended period of time as we attempted to replace that business.

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

   Our long-term viability depends significantly upon the acceptance and use of remote network management services. The market for remote network management services is new and rapidly evolving. This market environment makes it more difficult to determine the size and growth of the market and to predict how this market will develop. Changes in technology, the availability of qualified information technology professionals and other factors that make internal network management more cost effective than remote network management would adversely affect the market for our services. Our business may be seriously damaged if this market fails to grow, grows more slowly than we expect or develops in some way that is different from our expectations.

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

   Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 96% of our recurring network management services revenues in fiscal year 2001. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate substantially all of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services, as well as our ability to introduce enhanced versions of these services that make these services more efficient and economical.

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

   Our ability to build our business and compete effectively depends to a significant degree on the skills, experience and efforts of our executive officers, particularly Craig S. Tysdal, our president and chief executive officer. Mr. Tysdal has led us during our transition from our data transport business to the network management services field. He is our key representative in our relationship with AT&T. We do not have employment contracts requiring Mr. Tysdal or any of our other personnel to continue their employment for any period of time, and we do not maintain key man life insurance on Mr. Tysdal or any of our other personnel. The loss of the services of Mr. Tysdal could seriously damage our business.

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

   We face competition from different sources. Currently, a major source of competition is the internal network administration organizations of our end users and resellers. These organizations may have developed tools and methodologies to manage their network processes and may be reluctant to adopt applications offered by third parties like us.

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

  . power outages, fires, tornadoes and other natural disasters at our network management center;

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................  33

Consolidated Balance Sheets as of March 31, 2000 and 2001.................  34

Consolidated Statements of Operations for each of the three years in the period ended March 31, 2001..............................................  35

Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended March 31, 2001...........................  36

Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2001..............................................  37

Notes to Consolidated Financial Statements................................  38

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
NetSolve, Incorporated

   We have audited the accompanying consolidated balance sheets of NetSolve, Incorporated as of March 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSolve, Incorporated, at March 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Austin, Texas
April 19, 2001

                             NETSOLVE, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        Year Ended March 31,
                                                        ----------------------
                                                           2000        2001
                                                        ----------  ----------
                        ASSETS
Current assets:
 Cash and cash equivalents............................. $   57,185  $   45,411
 Restricted cash.......................................        395         306
 Accounts receivable, net of allowance for doubtful
  accounts of $219 at
  March 31, 2000 and $207 at March 31, 2001............      4,913       4,013
 Inventory.............................................        252          52
 Prepaid expenses and other assets.....................      2,139       1,314
 Deferred tax assets...................................      3,682       1,647
                                                        ----------  ----------
Total current assets...................................     68,566      52,743

Restricted cash........................................        306         --
Property and equipment:
 Computer equipment and software.......................      5,696       9,277
 Furniture, fixtures and leasehold improvements........      1,765       1,983
 Equipment held under capital leases...................      1,701       1,343
 Other equipment.......................................        363         393
                                                        ----------  ----------
                                                             9,525      12,996
 Less accumulated depreciation and amortization........     (5,230)     (7,163)
                                                        ----------  ----------
Net property and equipment.............................      4,295       5,833
Other assets...........................................         47       1,275
Deferred tax assets, net of current portion............      1,305       2,980
                                                        ----------  ----------
Total assets........................................... $   74,519  $   62,831
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................... $    2,174  $      954
 Accrued liabilities...................................      2,265       3,468
 Deferred revenue......................................        261       1,108
 Capital leases obligation.............................        537         324
                                                        ----------  ----------
Total current liabilities..............................      5,237       5,854
Capital leases obligation, net of current portion......        324         --
Stockholders' equity:
Common stock, $.01 par value; 25,000,000 shares
 authorized; 14,485,586 issued
 and outstanding at March 31, 2000 and
 14,866,318 issued and 12,071,002
 outstanding at March 31, 2001.........................        145         148
 Additional paid-in capital............................     77,578      80,574
 Treasury Stock........................................        --      (20,179)
 Deferred compensation.................................       (257)        (69)
 Accumulated deficit...................................     (8,508)     (3,497)
                                                        ----------  ----------
Total stockholders' equity.............................     68,958      56,977
                                                        ----------  ----------
Total liabilities and stockholders' equity............. $   74,519  $   62,831
                                                        ==========  ==========

                            See accompanying notes.

                             NETSOLVE, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                      Year Ended March 31,
                                                     -------------------------
                                                      1999     2000     2001
                                                     -------  -------  -------
Revenues:
 Network management services.......................  $12,777  $24,048  $33,032
 Equipment and other...............................   13,939   14,613   13,420
                                                     -------  -------  -------
 Total revenues....................................   26,716   38,661   46,452
Costs of revenues:
 Cost of network management services...............    8,258   13,095   19,311
 Cost of equipment and other.......................   10,665   11,202    9,536
                                                     -------  -------  -------
 Total cost of revenues............................   18,923   24,297   28,847
                                                     -------  -------  -------
Gross profit.......................................    7,793   14,364   17,605
Operating expenses:
 Development.......................................    1,762    2,503    3,169
 Selling and marketing.............................    3,153    4,486    6,149
 General and administrative........................    2,098    3,095    3,559
 Amortization of deferred compensation.............      --        65       58
                                                     -------  -------  -------
 Total operating expenses..........................    7,013   10,149   12,935
                                                     -------  -------  -------
Operating income...................................      780    4,215    4,670
Other income (expense):
 Interest income...................................      441    1,592    3,319
 Interest expense..................................     (254)    (117)     (53)
 Other, net........................................      (94)     (12)      19
                                                     -------  -------  -------
                                                          93    1,463    3,285
                                                     -------  -------  -------
Income from continuing operations before income
 taxes.............................................      873    5,678    7,955
Income tax expense (benefit).......................       19   (4,875)   2,944
                                                     -------  -------  -------
Net income from continuing operations..............      854   10,553    5,011
Gain on sale of discontinued operations, net of
 applicable income taxes...........................       98      --       --
                                                     -------  -------  -------
Net income.........................................  $   952  $10,553  $ 5,011
                                                     =======  =======  =======
Dividends on redeemable convertible preferred
 stock.............................................  $(2,531) $(1,260) $   --
                                                     =======  =======  =======
Net income (loss) applicable to common stock.......  $(1,579) $ 9,293  $ 5,011
                                                     =======  =======  =======
Basic net income (loss) per share from:
 Continuing operations.............................  $ (0.51) $  1.06  $  0.37
 Discontinued operations...........................     0.03      --       --
                                                     -------  -------  -------
 Net income (loss).................................  $ (0.48) $  1.06  $  0.37
Weighted average shares used in basic per share
 calculation.......................................    3,297    8,800   13,502
Diluted net income (loss) per share from:
 Continuing operations.............................  $ (0.51) $  0.68  $  0.34
 Discontinued operations...........................     0.03      --       --
                                                     -------  -------  -------
 Net income (loss).................................  $ (0.48) $  0.68  $  0.34
Weighted average shares used in diluted per share
 calculation.......................................    3,297   13,648   14,539
Pro forma basic net income per share from:
 Continuing operations.............................  $  0.09  $  0.88  $  0.37
 Discontinued operations...........................     0.01      --       --
                                                     -------  -------  -------
 Net income........................................  $  0.10  $  0.88  $  0.37
Pro forma weighted average shares used in basic per
 share calculation.................................    9,692   11,963   13,502
Pro forma diluted net income per share from:
 Continuing operations.............................  $  0.07  $  0.77  $  0.34
 Discontinued operations...........................     0.01      --       --
                                                     -------  -------  -------
 Net income........................................  $  0.08  $  0.77  $  0.34
Pro forma weighted average shares used in diluted
 per share calculation.............................   11,341   13,648   14,539

                            See accompanying notes.

                             NETSOLVE, INCORPORATED

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except share data)

                                                                                               Total
                            Common Stock     Additional                                    Stockholders'
                          ------------------  Paid-In   Treasury    Deferred   Accumulated    Equity
                            Shares    Amount  Capital    Stock    Compensation   Deficit     (Deficit)
                          ----------  ------ ---------- --------  ------------ ----------- -------------
Balance, March 31,
 1998...................   3,265,094   $ 33       --         --        --       $(33,062)    $(33,029)
 Exercise of common
  stock options and
  warrants..............      71,352    --         79        --        --            --            79
 Dividends on redeemable
  convertible preferred
  stock.................         --     --        (79)       --        --         (2,452)      (2,531)
 Net income.............         --     --        --         --        --            952          952
                          ----------   ----   -------   --------      ----      --------     --------
Balance, March 31,
 1999...................   3,336,446     33       --         --        --        (34,562)     (34,529)
 Exercise of common
  stock options and
  warrants..............     669,413      7       632        --        --            --           639
 Dividends on redeemable
  convertible preferred
  stock.................         --     --       (954)       --        --           (306)     (1,260)
 Deferred compensation..         --     --        322        --       (322)          --
 Issuance of common
  stock from Initial
  Public Offering, net
  of offering costs.....   4,085,000     41    48,043        --        --            --        48,084
 Conversion of preferred
  stock to common
  stock.................   6,394,727     64    29,535        --        --         15,807       45,406
 Amortization of
  deferred
  compensation..........         --     --        --         --         65           --            65
 Net income.............         --     --        --         --        --         10,553       10,553
                          ----------   ----   -------   --------      ----      --------     --------
Balance, March 31,
 2000...................  14,485,586    145    77,578        --       (257)       (8,508)      68,958
 Exercise of common
  stock options and
  warrants..............     380,732      3       801        --        --            --           804
 Deferred compensation..         --     --       (130)       --        130           --
 Tax benefit from
  exercise of stock
  options...............         --     --      2,325        --        --            --         2,325
 Amortization of
  deferred
  compensation..........         --     --        --         --         58           --            58
 Common stock
  repurchased...........  (2,795,316)   --        --     (20,179)      --            --       (20,179)
 Net income.............         --     --        --         --        --          5,011        5,011
                          ----------   ----   -------   --------      ----      --------     --------
Balance, March 31,
 2001...................  12,071,002   $148   $80,574   $(20,179)     $(69)     $ (3,497)    $ 56,977
                          ==========   ====   =======   ========      ====      ========     ========




                            See accompanying notes.

                             NETSOLVE, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Year Ended March 31,
                                                    --------------------------
                                                     1999     2000      2001
                                                    -------  -------  --------
Cash flows from operating activities:
 Net income........................................ $   952  $10,553  $  5,011
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization...................   1,234    1,733     2,342
   Amortization of deferred compensation...........     --        65        58
   Deferred tax assets.............................     --    (4,987)    2,685
   (Gain) loss on disposition of property and
    equipment......................................      (4)       1         4
   Gain on sale of discontinued operations.........     (98)     --        --
   Change in assets and liabilities:
    Accounts receivable, net.......................  (1,020)  (2,291)      900
    Inventory and prepaid expenses and other
     assets........................................    (751)    (415)     (203)
    Accounts payable...............................     208      605    (1,220)
    Accrued liabilities............................     287      517     1,203
    Deferred revenue...............................      84       95       847
                                                    -------  -------  --------
Net cash provided by operating activities..........     892    5,876    11,627
                                                    -------  -------  --------
Cash flows from investing activities:
   Proceeds from sale of certificates of deposit...   2,532    2,000       --
   Transfer of funds from (to) restricted cash.....    (634)   1,579       395
   Purchases of property and equipment.............  (1,639)  (2,782)   (3,884)
   Proceeds from sale of property and equipment....       4      --        --
   Proceeds from sale of discontinued operations...      98      --        --
                                                    -------  -------  --------
Net cash provided by (used in) investing
 activities........................................     361      797    (3,489)
                                                    -------  -------  --------
Cash flows from financing activities:
   Repurchase of common stock......................     --       --    (20,179)
   Net proceeds from sale of stock.................     --    48,084       --
   Proceeds from capital lease financing...........     831      --        --
   Payments under capital lease obligations........    (732)    (975)     (537)
   Proceeds from exercise of common stock options
    and warrants...................................      79      639       804
                                                    -------  -------  --------
Net cash provided by (used in) financing
 activities........................................     178   47,748   (19,912)
                                                    -------  -------  --------
Net change in cash and cash equivalents............   1,431   54,421   (11,774)
Cash and cash equivalents, beginning of period.....   1,333    2,764    57,185
                                                    -------  -------  --------
Cash and cash equivalents, end of period........... $ 2,764  $57,185  $ 45,411
                                                    =======  =======  ========
Supplemental disclosure of cash flow information:
   Cash paid for interest.......................... $   242  $   117  $     53
                                                    =======  =======  ========
   Income taxes paid............................... $    24  $   117  $    278
                                                    =======  =======  ========


                            See accompanying notes.

                            NETSOLVE, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001

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

 Inventory

   Inventory consists of purchased finished goods held for sale to customers. Inventory is stated at the lower of cost or market with cost determined on a specific identification basis. Inventory reserves were $98,000 at March 31, 2000 and $59,000 at March 31, 2001.

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

   The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired or liabilities assumed, both purchased in the normal course of business and acquired through business combinations, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121"), warrant adjustments to such carrying amounts. In reviewing the carrying values of property and equipment and identifiable intangible assets, the Company considers, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. At this time, future cash inflows exceed future cash outflows; thus, no material impairment loss has been recognized.

                            NETSOLVE, INCORPORATED

                                March 31, 2001


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

 Earnings Per Share

   The Company's earnings per share data are presented in accordance with SFAS 128, Earnings Per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding securities with the ability to purchase or convert into common stock. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive common stock options and warrants that were excluded from the calculation of diluted income (loss) per share because their effect is antidilutive totaled 1,648,841 in 1999. For 1999, 6,394,727 shares of convertible preferred stock were excluded from the calculation of diluted income (loss) per share as their effect is also antidilutive.

   A reconciliation of the numerators and denominators used in computing per share net income (loss) from continuing operations is as follows:

                                                               Proforma
                               Year ended March 31,      Year ended March 31,
                             -------------------------- -----------------------
                               1999     2000     2001    1999    2000    2001
                             --------  -------  ------- ------ -------- -------
Numerator:
  Net income from continuing
   operations............... $    854  $10,553  $ 5,011 $  854 $ 10,553 $ 5,011
  Dividends on redeemable
   convertible preferred
   stock....................   (2,531)  (1,260)     --     --       --      --
                             --------  -------  ------- ------ -------- -------
  Numerator for basic and
   diluted net income (loss)
   per share from continuing
   operations............... $ (1,677) $ 9,293  $ 5,011 $  854 $ 10,553 $ 5,011
                             ========  =======  ======= ====== ======== =======
Denominator:
  Denominator for basic net
   income (loss) per share
   from continuing
   operations--weighted
   average common stock
   outstanding..............    3,297    8,800   13,502  9,692   11,963  13,502
  Dilutive common stock
   equivalents-common stock
   options, warrants and
   redeemable convertible
   preferred stock..........      --     4,848    1,037  1,649    1,685   1,037
                             --------  -------  ------- ------ -------- -------
  Denominator for diluted
   net income (loss) per
   share from continuing
   operations--weighted
   average common stock
   outstanding and dilutive
   common stock
   equivalents..............    3,297   13,648   14,539 11,341   13,648  14,539
                             ========  =======  ======= ====== ======== =======

                            NETSOLVE, INCORPORATED

                                March 31, 2001


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

 Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expense for the years ended March 31, 1999, 2000 and 2001 was approximately $419,000, $839,000 and $1.1 million, respectively.

 Research and Development

   Expenditures for research and development are expensed as incurred.

 Cash, Cash Equivalents and Certificates of Deposit

   The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. Certificates of deposit consist of investments that mature within one year.

 Concentrations of Credit Risk

   Financial instruments which potentially expose the Company to concentrations of credit risk as defined by SFAS 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of cash and cash equivalents (including restricted cash), investments and accounts receivable. The Company places its temporary cash investments with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company performs credit evaluations of its customers' financial condition when management deems it appropriate and generally requires no collateral from its customers. Concentrations of credit risk with respect to accounts receivable are generally limited due to the credit-worthiness of the customers. Accounts receivable from AT&T represented 56% and 53% of the outstanding accounts receivable balance at March 31, 2000 and 2001, respectively.

                            NETSOLVE, INCORPORATED

                                March 31, 2001


   The following table summarizes the changes in the allowance for doubtful accounts for 1999, 2000 and 2001 (in thousands):

   Balance at March 31, 1998.............................................. $209
     Additions charged to costs and expenses..............................   59
     Write-off of uncollectible accounts..................................  (41)
                                                                           ----
   Balance at March 31, 1999..............................................  227
     Additions charged to costs and expenses..............................   16
     Write-off of uncollectible accounts..................................  (24)
                                                                           ----
   Balance at March 31, 2000..............................................  219
     Additions charged to costs and expenses..............................   11
     Write-off of uncollectible accounts..................................  (23)
                                                                           ----
   Balance at March 31, 2001.............................................. $207
                                                                           ====

 Concentrations of Revenues

   Revenues from AT&T amounted to 59%, 71%, and 69% of the Company's net revenues for the years ended March 31, 1999, 2000, and 2001 respectively. The Company currently is providing multiple services to AT&T under a single agreement with separate amendments for each service. Negotiations to renew the contract and the related amendments, which expire in December 2001, have not yet commenced and there can be no assurance these agreements will be renewed. No other customer accounted for greater than 10% of revenue in fiscal years 1999, 2000, or 2001.

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

   In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted the provisions of SAB 101 for all transactions during the year ending March 31, 2001. The application of SAB 101 did not have a material impact on the results of operations or the financial position of the Company.

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion 25," ("Interpretation No. 44") which is generally effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on the financial position or the results of operations.

                            NETSOLVE, INCORPORATED

                                March 31, 2001


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

4. Redeemable Convertible Preferred Stock

   The Company had issued and outstanding 3,944,184 shares of Series A redeemable convertible preferred stock and 2,450,543 shares of Series B redeemable convertible preferred stock on March 31, 1999. Each share of preferred stock outstanding as of September 29, 1999 was automatically converted into one share of the Company's common stock and retired upon the closing of the Company's initial public offering on October 4, 1999.

5. Stockholders' Equity

 Stockholder Repurchase Rights

   The Company has entered into stockholder agreements with all employees and consultants who have received grants of options pursuant to the Company's stock option plans. These agreements generally grant the Company certain repurchase rights with respect to common stock purchased by the stockholders. The percentage

                            NETSOLVE, INCORPORATED

                                March 31, 2001

of shares subject to repurchase generally decreases by 25% on the first anniversary of the granting of a stock option and quarterly (at 6.25% per quarter) thereafter. The Company's repurchase rights are exercisable upon termination of employment of the employee or consultant. At March 31, 2001, total outstanding options subject to repurchase rights were 1,578,779.

 Stock Option Plans

   In November 1988, the Company adopted a stock option plan providing for the granting of options to purchase shares of the Company's common stock to key employees, directors, officers and consultants as designated by the Company's Board of Directors. The plan expired with respect to the granting of new options in October 1998. The Plan provided for the issuance of both Incentive Stock Options ("ISOs") as well as options not qualifying as ISOs within the meaning of the Internal Revenue Code of 1986, as amended. Under the terms of the Plan, the option price per share of ISOs must not have been be less than 100% of the fair market value of the Company's common stock per share at date of grant. Options were granted with a term of 10 years and were immediately exercisable. Shares acquired pursuant to the exercise of options are subject to certain vesting and repurchase requirements as set forth above.

   In July 1997, the Company adopted a long-term incentive compensation plan. This plan is a comprehensive, stock-based incentive compensation plan, providing for discretionary awards of incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, bonus stock and other stock-based awards. All awards are made in, or based on the value of, the Company's common stock. The plan is administered by the Compensation Committee of the Company's Board of Directors, which consists entirely of outside directors. Regular, full-time employees of the Company, as well as directors of, and consultants to, the Company are eligible to participate in, and receive awards under the plan. Originally, the maximum number of shares of common stock for which awards could be granted under the plan was 1,350,000. On July 11, 2000, the stockholders approved an amendment to the plan to increase the total number of shares of common stock authorized for issuance thereunder from 1,350,000 to 4,350,000 (an increase of 3,000,000). The stockholders also reapproved the plan as required under Section 162 (m) of the Internal Revenue Code. The price payable upon exercise of an option which is intended to constitute an incentive stock option may not be less than 100% of the fair market value of the common stock at the time of grant.

   At March 31, 2001 the Company had reserved 5,166,333 shares of common stock for issuance upon exercise of all options.

 Deferred Compensation

   The Company recorded gross deferred compensation of approximately $322,000 in fiscal year 2000. The amount recorded represents the difference between the grant price and the deemed fair market value of the Company's common stock for shares subject to options granted in fiscal year 2000. In fiscal year 2000, 321,960 shares were granted below fair market value and the exercise price and deemed fair values were $9.00 and $10.00, respectively. The deferred compensation is amortized over the vesting period of each respective option, generally four years. In fiscal year 2001, the company reduced the gross deferred compensation by $130,000. This amount represents options that were cancelled as a result of employees leaving the Company before the four year vesting was complete. Approximately $65,000 and $58,000 was recorded as compensation expense in fiscal year 2000 and 2001, respectively.

                            NETSOLVE, INCORPORATED

                                March 31, 2001


 Statement of Financial Accounting Standards No. 123

   Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for options granted prior to the Company's initial filing on Form S-1 dated October 15, 1998 was estimated as of the date of grant using a minimum value option pricing model with weighted-average risk free interest rates for 1999, 2000 and 2001 of 5.56%, 5.71% and 5.98%, respectively; no dividends; and a weighted-average expected life of the option of five years for options granted before our initial public offering and four years for options granted subsequent to our initial public offering. The fair value for options granted subsequent to our initial filing date was established as of the date of grant using the Black-Scholes pricing model with a volatility of 40% for options granted subsequent to the initial filing date but prior to our initial public offering and a volatility of 85% for options granted subsequent to our initial public offering. A volatility of 92.5% was used for options granted during fiscal year 2001.

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

                                                         Year ended March 31,
                                                         ---------------------
                                                          1999    2000   2001
                                                         ------  ------ ------
Pro forma net income from continuing operations (in
 thousands)............................................. $  679  $9,485 $3,002
Pro forma basic net income (loss) per share............. $(0.56) $ 0.93 $ 0.22
Pro forma diluted net income (loss) per share........... $(0.56) $ 0.60 $ 0.21

                            NETSOLVE, INCORPORATED

                                March 31, 2001


   A summary of the Company's stock option activity under the Plan(s) and related information follows (since options under the Plan(s) are immediately exercisable, outstanding exercisable options at the end of the period are shown both in total and for vested amounts which would not be subject to repurchase if exercised):

                           March 31, 1999       March 31, 2000       March 31, 2001
                         -------------------- -------------------- --------------------
                                    Weighted-            Weighted-            Weighted-
                                     Average              Average              Average
                                    Exercise             Exercise             Exercise
                          Options     Price    Options     Price    Options     Price
                         ---------  --------- ---------  --------- ---------  ---------
Outstanding--beginning
 of period.............. 2,007,647   $ 3.03   2,438,939   $ 2.50   2,423,519   $ 6.78
  Granted...............   618,176   $ 7.23     686,040   $17.04   1,227,330   $14.05
  Exercised.............   (70,102)  $ 1.10    (605,465)  $ 0.93    (373,034)  $ 2.14
  Canceled..............  (116,782)  $ 3.11     (95,995)  $ 8.08    (444,555)  $15.00
                         ---------   ------   ---------   ------   ---------   ------
Outstanding and
 exercisable--end of
 period--total.......... 2,438,939   $ 2.50   2,423,519   $ 6.78   2,833,260   $ 9.27
                         =========   ======   =========   ======   =========   ======
Outstanding and
 exercisable--end of
 period--vested......... 1,498,301   $ 0.63   1,261,271   $ 1.76   1,254,481   $ 3.79
                         =========   ======   =========   ======   =========   ======
Weighted-average fair
 value of
 Options granted during
 the
 period.................             $ 2.02               $ 9.13               $ 9.66

   Exercise prices for options outstanding at March 31, 2001 are as follows:

                                                                                  Weighted-
                                                       Weighted-                   Average
                                                        Average                   Remaining
        Exercise                                       Exercise                  Contractual
       Price Range            Options                    Price                      Life
       -----------            -------                  ---------                 -----------
       $0.20-$0.30             416,100                  $ 0.20                       2.3
       $0.40-$0.50              50,750                  $ 0.40                       0.3
       $1.20-$1.20              76,000                  $ 1.20                       4.5
       $1.90-$2.80             411,821                  $ 2.39                       6.1
       $5.75-$8.50           1,128,325                  $ 6.75                       8.8
      $9.00-$12.00             149,668                  $ 9.34                       8.1
      $17.50-$25.13            158,738                  $19.17                       8.6
      $27.88-$33.25            441,858                  $29.48                       9.1
                             ---------                  ------                       ---
      $0.20-$33.25           2,833,260                  $ 9.27                       7.2
      =============          =========                  ======                       ===

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

                            NETSOLVE, INCORPORATED

                                March 31, 2001

stock at an exercise price of $.01 per share. The warrants were exercised by the bank in December 1999 and are no longer outstanding. These warrants were accounted for at the fair value of the warrants on the date of issuance.

6. Income Taxes

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                                   March 31, March 31, March 31,
                                                     1999      2000      2001
                                                   --------- --------- ---------
   Deferred tax assets:
     Tax carryforwards............................  $ 6,544   $4,581    $3,370
     Depreciable assets...........................      130       52       107
     Accruals, reserves and other.................      421      354     1,150
                                                    -------   ------    ------
   Gross deferred tax assets......................    7,095    4,987     4,627
   Valuation allowance............................   (7,095)     --        --
                                                    -------   ------    ------
   Net deferred taxes.............................  $   --    $4,987    $4,627
                                                    =======   ======    ======

   The valuation allowance decreased by approximately $7,095,000 during fiscal year 2000. The reduction was due to the utilization of net operating losses which were not previously benefited ($2.1 million) and management's determination that the remaining deferred tax items would more likely than not be realized ($5.0 million).

   As of March 31, 2000 and March 31, 2001, the Company had federal net operating loss carryforwards of approximately $11,671,000 and $9,034,000, respectively which will expire beginning in 2007, if not utilized. The Company had alternative minimum tax credit carryforwards of $291,000 and $298,000 as of March 31, 2000 and March 31, 2001, respectively, which do not expire. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

   Significant components of the expense (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

                                                          Year ended March 31,
                                                          ---------------------
                                                          1999  2000     2001
                                                          ---- -------  -------
      Current............................................ $19  $   112  $   197
      Deferred...........................................  --   (4,987)   2,747
                                                          ---  -------  -------
                                                          $19  $(4,875) $ 2,944
                                                          ===  =======  =======

   Income tax expense (benefit) is included in the financial statements as follows (in thousands):

                                                          Year ended March 31,
                                                          ---------------------
                                                          1999  2000     2001
                                                          ---- -------  -------
      Continuing operations.............................. $19  $(4,875) $ 2,944
      Income from discontinued Operations................   2      --       --
      Stock option benefit credited to Equity............ --       --    (2,325)
                                                          ---  -------  -------
                                                          $21  $(4,875) $   619
                                                          ===  =======  =======

                            NETSOLVE, INCORPORATED

                                March 31, 2001


   The Company's expense (benefit) for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

                                 Year ended March
                                       31,
                                ----------------------
                                 1999     2000    2001
                                ------   ------   ----
      Federal statutory rate..    34.0 %   34.0 % 34.0 %
      Reduction in valuation
       allowance..............   (36.7)  (125.0)   --
      Permanent items and
       other..................     4.9      5.2    3.0
                                ------   ------   ----
      Total expense
       (benefit)..............    2.2 %    85.8 % 37.0 %
                                ======   ======   ====

7. Defined Contribution Plan

   The Company has a 401(k) plan for all full-time employees who have reached age 18 and completed certain service requirements. Employer contributions may be made by the Company at the discretion of the Board of Directors. No such employer contributions have been made to date.

9. Commitments and Contingencies

   The Company leases equipment and office space under noncancelable operating leases. Rent expense for the years ended March 31, 1999, 2000 and 2001 was approximately $1,352,000, $1,603,000 and $1,778,000, respectively. Future minimum lease payments under these leases as of March 31, 2001, are as follows (in thousands):

      Year ended March 31,
      --------------------
        2002........................................................... $ 2,230
        2003...........................................................   2,619
        2004...........................................................   2,132
        2005...........................................................   1,102
        2006...........................................................   1,112
        Thereafter.....................................................   1,151
                                                                        -------
      Total minimum lease payments..................................... $10,346
                                                                        =======

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

10. Capital Leases

   The Company leases various computer, networking and other equipment under capital lease arrangements. The following is a schedule by years of future minimum lease payments under these capital leases together with the present value of the net minimum lease payments as of March 31, 2001 (in thousands).

      Year ended March 31,
      --------------------
        2002.............................................................. $337
        2003..............................................................  --
                                                                           ----
      Total minimum lease payments........................................  337
      Less amount representing interest...................................  (13)
                                                                           ----
      Present value of net minimum lease payments......................... $324
                                                                           ====

                            NETSOLVE, INCORPORATED

                                March 31, 2001


11. Restricted Cash

   At March 31, 2001, the Company had outstanding irrevocable letters of credit totaling $306,000 in favor of a lessor under a capital lease for equipment. These letters of credit are collateralized by certificates of deposit. All capital leases will mature during fiscal year 2002; therefore, these letters of credit will no longer exist on March 31, 2002.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The section entitled "Election of Directors" and the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of our definitive Proxy Statement pursuant to Regulation 14A for our 2001 Annual Meeting of Stockholders to be held July 18, 2001, and to be filed on or about May 30, 2001, is incorporated herein by reference.

   Additional information with respect to our executive officers is found at the end of Part I of this report under the heading "Executive Officers of the Registrant."

Item 11. EXECUTIVE COMPENSATION

   The subsection entitled "The Board of Directors--Director Compensation" and the section entitled "Executive Compensation" of our definitive Proxy Statement pursuant to Regulation 14A for our 2001 Annual Meeting of Stockholders to be held July 18, 2001, and to be filed on or about May 30, 2001, are incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The section entitled "Security Ownership of Certain Beneficial Owners and Management" of our definitive Proxy Statement pursuant to Regulation 14A for our 2001 Annual Meeting of Stockholders to be held July 18, 2001, and to be filed on or about May 30, 2001, are incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The subsection entitled "Loan to Craig S. Tysdal" of our definitive Proxy Statement pursuant to Regulation 14A for our 2001 Annual Meeting of Stockholders to be held July 18, 2001, and to be filed on or about May 30, 2001, are incorporated herein by reference.

                                    Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this report:

   Financial Statements (included in Item 8 of this report)            Page No.
   --------------------------------------------------------            --------
   Report of Independent Auditors.....................................    33
   Consolidated Balance Sheets as of March 31, 2000 and 2001..........    34
   Consolidated Statements of Operations for each of the three years
    in the period ended March 31, 2001................................    35
   Consolidated Statements of Stockholders Equity (Deficit) for each
    of the three years in the period ended March 31, 2001.............    36
   Consolidated Statements of Cash Flows for each of the three years
    in the period ended March 31, 2001................................    37
   Notes to Consolidated Financial Statements.........................    38

   The consolidated financial statement schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

   (b) Reports on Form 8-K:

   No reports on Form 8-K were filed during the three months ended March 31, 2001.

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


  4.1     Amdt. No. 1    4.1      Specimen Form of Common Stock Certificate of
          to 333-65691            NetSolve.

 10.1     Amdt. No.1     10.1     Contract Services Agreement between AT&T
          to 333-65691            Corp. and NetSolve, dated December 21, 1995,
                                  together with amendments relating thereto.+

 10.2     333-65691      10.2     Lease between CarrAmerica Realty, L.P., t/a
                                  Riata Corporate Park, as Landlord, and
                                  NetSolve, as Tenant, dated as of September
                                  30, 1997, relating to Riata Corporate Park.

 10.3     333-65691      10.4     Master Lease Agreement between Trimarc
                                  Financial, as Leasor, and NetSolve, as
                                  Lessee, dated as of January 30, 1998,
                                  relating to certain items of equipment.

 10.4     333-65691      10.5     Asset Acquisition Agreement between
                                  Intermedia Communications Inc. and NetSolve,
                                  dated as of December 30, 1996.

 10.5     Amdt. No. 1    10.7     Form of Indemnification Agreement.
          to 333-65691

 10.6**   333-65691      10.8     1988 Stock Option Plan, as amended.


 10.7**   Amdt. No. 1    10.9     Amended and Restated Long-Term Incentive
          to 333-65691            Compensation Plan.

 10.8     333-65691      10.10    Form of Proprietary Information and
                                  Inventions Agreement entered into between
                                  NetSolve and each officer.

 10.9**   333-65691      10.11    Offer Letter from NetSolve to Craig S.
                                  Tysdal, dated August 12, 1993.


 10.10**  Amdt. No. 1    10.17    Form of Stock Option Agreement with
          to 333-65691            Directors.

 10.11**  Amdt. No. 1    10.18    Form of Shareholder Agreement with Directors.
          to 333-65691

 10.12    0-24983        10.2     Office Lease Agreement between Austin Jack,
          Form 10-Q               L.L.C., as landlord and NetSolve, as Tenant,
                                  dated as of June 7, 2000, relating to Amber
                                  Oaks

 10.13**                          Offer letter from NetSolve to Honore
                                  LaBourdette dated April 4, 2001


 10.14 Exclusive Software License and Use Agreement entered into as of December 21, 2000 between NetSolve and NEC Corporation.+

 10.15                            Asset Purchase Agreement and Assignment of
                                  Contract Rights dated as of March 15, 2001 between Comdisco, Inc. and NetSolve.+

 21.1     333-65691      22.1     Subsidiaries of NetSolve.


 23.1                             Consent of Ernst & Young LLP, Independent
                                  Auditors.

--------
* Incorporated herein by reference. Abbreviations used are (i) Amdt. No. 1 to 333-65691 to reference the Registrant's Amendment No. 1, dated July 26, 1999, to its Registration Statement on Form S-1, File No. 333-65691, and
   (ii) Form 10-Q to reference the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
** Management contract or compensation plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c).
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NetSolve, Incorporated, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NetSolve, Incorporated

Date: May 30, 2001.
                                                    /s/ Craig S. Tysdal
                                          By: _________________________________
                                                     Craig S. Tysdal,
                                               President and Chief Executive
                                                          Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NetSolve, Incorporated and in the capacities and on the dates indicated.

              Signature                           Title                   Date
              ---------                           -----                   ----


       /s/ Craig S. Tysdal              Principal Executive           May 30, 2001
______________________________________   Officer and Director
   (Craig S. Tysdal, President and
       Chief Executive Officer)


      /s/ Kenneth C. Kieley             Principal Financial           May 30, 2001
______________________________________   Officer and Principal
 (Kenneth C. Kieley, Vice President-     Accounting Officer
               Finance
Chief Financial Officer and Secretary)


      /s/ J. Michael Gullard            Director                      May 30, 2001
 ______________________________________
 (J. Michael Gullard, Chairman of the
                Board)

    /s/ G. Jospeh Lueckenhoff           Director                      May 30, 2001
 ______________________________________
       (G. Joseph Lueckenhoff)

       /s/ John S. McCarthy             Director                      May 30, 2001
 ______________________________________
          (John S. McCarthy)

     /s/ Suzanne C. Narducci            Director                      May 30, 2001
 ______________________________________
        (Suzanne C. Narducci)

     /s/ Howard D. Wolfe, Jr.           Director                      May 30, 2001
______________________________________
        (Howard D. Wolfe, Jr.)