Form 10-Q
period 2001-06-30
NETSOLVE INC
filed 2001-08-14
CIK 1071342

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001


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


  Number of shares outstanding of the issuer's common stock, $.01 par value as of August 10, 2001: 12,106,396


================================================================================

                            NETSOLVE, INCORPORATED

                                     INDEX



PART I.   FINANCIAL INFORMATION                                                                                        Page
                                                                                                                       ----
Item  1.  Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2001 and June 30, 2001 (unaudited)..............        3

           Condensed Consolidated Statements of Operations for the three month periods ended June 30, 2000 and
           2001 (unaudited)......................................................................................        4

           Condensed Consolidated Statements of Cash Flows for the three month periods ended June 30, 2000 and
           2001 (unaudited)......................................................................................        5

           Notes to Condensed Consolidated Financial Statements..................................................        6

Item  2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................        9

Item  3.   Quantitative and Qualitative Disclosures About Market Risk............................................       20

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................................       20

Item  2.   Changes in Securities and Use of Proceeds

           Use of proceeds.......................................................................................       20

Item  4.   Submission of Matters to a Vote of Security Holders...................................................       22

Item  6.   Exhibits and Reports on Form 8-K......................................................................       22

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                             NETSOLVE, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                          3/31/01           6/30/01
                                                         --------          --------
                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................   $ 45,411          $ 46,247
  Restricted cash.....................................        306               165
  Accounts receivable, net of allowance for
   doubtful accounts of $207 at March 31,
   2001 and $205 at June 30, 2001.....................      4,013             3,245
  Inventory...........................................         52                93
  Prepaid expenses and other assets...................      1,314             1,871
  Deferred tax assets.................................      1,647             1,172
                                                         --------          --------
Total current assets..................................     52,743            52,793

Property and equipment:

  Computer equipment and software.....................      9,277            10,573
  Furniture, fixtures and leasehold
   improvements.......................................      1,983             4,595
  Equipment held under capital leases.................      1,343               786
  Other equipment.....................................        393               398
                                                         --------          --------
                                                           12,996            16,352

  Less accumulated depreciation and...................     (7,163)           (7,917)
   amortization.......................................   --------          --------
Net property and equipment............................      5,833             8,435

Other assets..........................................      1,275                --
Deferred tax assets, net of current portion...........      2,980             2,980
                                                         --------          --------

Total assets..........................................   $ 62,831          $ 64,208
                                                         ========          ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................   $    954          $  1,559
  Accrued liabilities.................................      3,468             3,794
  Deferred revenue....................................      1,108             1,322
  Capital leases obligation...........................        324               181
                                                         --------          --------
Total current liabilities.............................      5,854             6,856

Stockholders' equity:
Common stock, $.01 par value;   25,000,000
 shares authorized
  at March 31, 2001 and June 30, 2001;
   14,866,318 issued and 12,071,002 outstanding
   at March 31, 2001  and 15,007,305 issued and
   12,076,989 outstanding at June 30, 2001............        148               150

Additional paid-in capital............................     80,574            80,849
Treasury Stock........................................    (20,179)          (21,059)
Deferred compensation.................................        (69)              (60)
Accumulated deficit...................................     (3,497)           (2,528)
                                                         --------          --------
Total stockholders' equity............................     56,977            57,352
                                                         --------          --------

Total liabilities and stockholders' equity............   $ 62,831          $ 64,208
                                                         ========          ========


                            See accompanying notes.

                             NETSOLVE, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                                              Three Months Ended
                                                                                      -----------------------------------
                                                                                          6/30/00               6/30/01
                                                                                      -------------           -----------
                                                                                             (unaudited)
Revenues:
 Network management services  ................................................           $  8,358                $  8,636
 Equipment and other  ........................................................              3,212                   2,614
                                                                                         --------                --------
  Total revenues  ............................................................             11,570                  11,250
Costs of revenues:
 Cost of network management services  ........................................              4,286                   5,233
 Cost of equipment and other  ................................................              2,337                   1,780
                                                                                         --------                --------
  Total cost of revenues  ....................................................              6,623                   7,013
                                                                                         --------                --------
Gross Profit..................................................................              4,947                   4,237
Operating expenses:
 Development  ................................................................                795                     803
 Selling and marketing  ......................................................              1,468                   1,399
 General and administrative  .................................................                972                   1,081
 Amortization of deferred compensation  ......................................                 20                       9
                                                                                         --------                --------
  Total operating expenses  ..................................................              3,255                   3,292
                                                                                         --------                --------
Operating income  ............................................................              1,692                     945
Other income (expense):
 Interest income  ............................................................                877                     530
 Interest expense  ...........................................................                (16)                     (3)
 Other, net...................................................................                 (2)                     17
                                                                                         --------                --------
                                                                                              859                     544
                                                                                         --------                --------
Income before income taxes  ..................................................              2,551                   1,489
Income tax expense  ..........................................................                944                     520
                                                                                         --------                --------
Net income....................................................................           $  1,607                $    969
                                                                                         --------                --------


Basic net income per share  ..................................................             $0. 11                   $0.08

Weighted average shares used in basic per share calculation   ................             14,468                  12,039

Diluted net income per share  ................................................              $0.10                   $0.08

Weighted average shares used in diluted per share calculation  ...............             16,235                  12,065

                            See accompanying notes.

                             NETSOLVE, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                                 Three Months Ended
                                                                                                       June 30,
                                                                                                       --------
                                                                                                2000              2001
                                                                                               -------           -------
                                                                                                      (unaudited)
Cash flows from operating activities:
 Net income  .........................................................................         $ 1,607           $   969
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization  .....................................................             519               754
  Amortization of deferred compensation...............................................              21                 9
  Loss on disposition of property and equipment  .....................................               3                --
  Change in assets and liabilities:
  Accounts receivable, net  ..........................................................             567               768
  Inventory and prepaid expenses and other assets  ...................................             838               677
  Deferred tax assets  ...............................................................             665               475
  Accounts payable  ..................................................................            (595)              605
  Accrued liabilities  ...............................................................             292               326
  Unearned Revenue  ..................................................................             179               214
                                                                                               -------           -------

Net cash provided by operating activities  ...........................................           4,096             4,797
                                                                                               -------           -------

Cash flows from investing activities:
 Transfer of funds from restricted cash  .............................................             141               141
 Purchases of property and equipment  ................................................          (1,778)           (3,356)
                                                                                               -------           -------

Net cash (used in) investing activities  .............................................          (1,637)           (3,215)
                                                                                               -------           -------

Cash flows from financing activities:
 Repurchase of common stock...........................................................              --              (880)
 Payments under capital lease obligations  ...........................................            (124)             (143)
 Proceeds from exercise of common stock options and warrants  ........................             145               277
                                                                                               -------           -------

Net cash provided by (used in) financing activities  .................................              21              (746)
                                                                                               -------           -------

Net increase in cash and cash equivalents  ...........................................           2,480               836
Cash and cash equivalents, beginning of period  ......................................          57,185            45,411
                                                                                               -------           -------
Cash and cash equivalents, end of period  ............................................         $59,665           $46,247
                                                                                               -------           -------

Supplemental disclosure of cash flow information:
 Cash paid for interest  .............................................................         $    15           $     6
                                                                                               -------           -------
 Income taxes paid  ..................................................................         $   123           $    --
                                                                                               =======           =======

                            See accompanying notes.

                             NETSOLVE, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

  Information with respect to the three months ended June 30, 2000 and 2001 is unaudited.


1.   Organization and Description of the Company

  NetSolve, Incorporated, a Delaware corporation, (the ''Company'') engages in the business of providing enterprise data networking management services within the U.S. These services include network design, installation and implementation coordination, and ongoing network management. The Company also resells data networking equipment manufactured by selected leading suppliers of these products. The Company's services are designed to allow its clients to selectively outsource, or "out-task" network specific tasks in order to migrate to new technology, increase network reliability, and reduce overall network costs.


2.   Basis of Presentation

  The quarterly financial information presented herein should be read in conjunction with the Company's annual financial statements for the year ended March 31, 2001, which can be found in the Company's annual report filed on Form 10-K, as filed on May 30, 2001 (File No. 000-24983). The accompanying unaudited interim financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.


3.  Inventory

  Inventory consists of purchased finished goods held for sale to customers. Inventory is stated at the lower of cost or market with cost determined on a specific identification basis. Inventory reserves were $59,000 at March 31, 2001 and June 30, 2001.

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

                             NETSOLVE, INCORPORATED

                                 June 30, 2001

  A reconciliation of the numerators and denominators used in computing per share net income is as follows (in thousands):


                                                    Three months ended
                                                          June 30,
                                                          --------
                                                  2000                 2001
                                                 -------              -------
Numerator:

 Net income.................................     $ 1,607              $   969
 Numerator for basic and
     diluted net income
     per share operations...................     $ 1,607              $   969
                                                 -------              -------
Denominator:
 Denominator for basic net
  income per share--
  weighted average common
  stock outstanding.........................      14,468               12,039
 Dilutive common stock
  equivalents--common stock
  options, warrants and
  redeemable convertible
  preferred stock...........................       1,767                   26

                                                 -------              -------
 Denominator for diluted net
  income per share--weighted
  average common stock
  outstanding and dilutive
  common stock
  equivalents...............................      16,235               12,065
                                                 =======              =======

                             NETSOLVE, INCORPORATED

                                 June 30, 2001

5.  Income Taxes

  During the three month periods ended June 30, 2000 and 2001, income tax provisions of $944,000 and $520,000, respectively, were recorded.


6.  Contingencies

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

  Lead Plaintiffs filed their Amended and Consolidated Complaint on February 21, 2001. The Company moved to dismiss the complaint on March 8, 2001 for having failed to state a claim under which relief can be granted and for having failed to comply with the pleading requirements of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. (S) 78u-4 et seq. Lead Plaintiffs opposed the Company's motion on March 30, 2001. The Company replied to Lead Plaintiffs' opposition papers on April 11, 2001. A decision is currently pending.

  The Company and each individual defendant believe that this lawsuit is meritless and the Company and its officers intend to vigorously defend themselves in this action. However, it is not feasible to predict or determine the final outcome in this proceeding, and if the outcome were to be unfavorable, the Company's business, financial conditions, cash flows and results of operations could be materially adversely affected.


7.  Recent Accounting Pronouncements

    During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which prescribe a non-amortization, impairment only approach for purchased goodwill. These statements will be effective for the Company on April 1, 2002. Management expects the adoption of these statements will not have a material impact on the results of operations or the financial position of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

  This report and other presentations made by us contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events. They include, among others, statements relating to trends in revenue, company growth, sales, margin and expenses, and the drivers behind those trends; trends in sales of network management services, sales of customer premise equipment, and sales to AT&T. These statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us, conditions affecting our customers and suppliers, competition, the overall market acceptance of the Company's services, and other factors disclosed in this report and our fiscal year 2001 annual report as filed on Form 10-K on May 30, 2001. Accordingly, although we believe that the expectations reflected in our forward-looking statements are reasonable, there can be no assurance that they will prove to be correct.

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


 Revenues

    Our revenues consist of network management services revenues as well as equipment resales and other revenues. Our network management services include both recurring and nonrecurring revenues:

 . Revenues from recurring services represent monthly fees charged to resellers or end users for our network management services. Recurring network management services revenues are typically based on the number of devices under management and are recognized in the period in which the services are rendered. In the three months ended June 30, 2001, approximately 80% of network management services revenues were from recurring services.

 . Non-recurring network management services consist of data network design, project implementation services and equipment installation services, as well as one-time project and development assignments that assist resellers in defining and creating new network management services. Non-recurring network management services primarily relate to services performed to assist customers in implementing new networks. Non-recurring network management revenues are also earned when implementing network management services for existing networks; however, the level of work and related fees are both lower. Non-recurring network management services revenues are generally recognized upon completion of the assignment or service. For example, we charge fees for project implementation services on a per-location basis and we recognize revenues associated with these services upon completion of the network implementation for a location.

  Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises sold to by our direct sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 2000 and 2001 and in the three months ended June 30, 2001. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in some cases, require that we continue providing services throughout the term of the reseller's contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

  We derive equipment and other revenues from the resale of customer premise equipment, or CPE, and from the sale of CPE maintenance contracts to certain of our network management services customers. CPE is networking equipment which usually resides at the customer's location and includes routers, customer service units or CSUs, and LAN switches. We utilize CPE produced by Cisco and, to a lesser extent, by Bay/Nortel, Paradyne and others. We recognize revenues from the sale of CPE upon shipment to the end user. However, if the transaction is financed through our lease financing subsidiary, we recognize the revenues upon sale of the underlying lease contract on a non-recourse basis. We recognize revenues from CPE maintenance contracts on a monthly basis as the services are provided. We only resell CPE to our network management services customers. Although we believe some of our customers will continue to purchase CPE from us, our strategy is to focus on our network management services which generate higher margins. We therefore anticipate that revenues from CPE sales will decline as we seek to manage our mix of revenues.

  We currently have a network management services contract with two business units within AT&T: AT&T Solutions and AT&T Data and Internet Services. AT&T accounted for 71% of our total revenues in fiscal year 2000, 69% of our total revenues in fiscal year 2001, and 67% of our total revenues for the three months ended June 30, 2001. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in fiscal 2002, but we believe the percentage will continue to decline. No other customer accounted for more than 10% of our revenues in fiscal years 2000, 2001 or the three months ended June 30, 2001.

  Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S.-based customers.




Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 2001

 Revenues

  Total revenues.   Total revenues decreased 3%, from $11.6 million in the three months ended June 30, 2000 to $11.3 million in the three months ended June 30, 2001.

  Network management services.   Revenues from network management services
increased 3%, from $8.4 million in the three months ended June 30, 2000 to $8.6 million in the three months ended June 30, 2001, representing 72% of total revenues in the three months ended June 30, 2000 and 77% in the three months ended June 30, 2001. The dollar increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract. The increase in recurring revenues was partially offset by a decrease in implementation revenues. Implementation revenues decreased in the current year period versus the prior year because a higher percentage of new devices placed under management in the current year were in existing networks which are charged at a lower rate per device. A significant portion of the existing networks implemented in the current year period were related to the acquisition of the Comdisco customer base.

  Equipment and other.   Revenues from equipment and other decreased 19%, from
$3.2 million in the three months ended June 30, 2000 to $2.6 million in the three months ended June 30, 2001. Revenues from equipment and other sales decreased primarily as a result of amendments we have made to some of our reseller agreements whereby we receive management fees for ordering CPE and managing CPE inventories for these resellers as well as fewer installations of new networks which drive CPE sales. The decrease was partially offset by increased CPE maintenance revenue due to an increase in the number of equipment maintenance contracts in place.

 Costs of revenues

  Cost of network management services.   Cost of network management services
includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 22%, from $4.3 million in the three months ended June 30, 2000 to $5.2 million in the three months ended June 30, 2001, representing 51% of network management services revenues in the three months ended June 30, 2000 and 61% in the three months ended June 30, 2001. The dollar and percentage increase was due primarily to the addition of personnel and network management infrastructure enhancements that should allow us to scale efficiently in anticipation of continued growth.

  Cost of equipment and other.   Cost of equipment and other includes the
purchase of CPE from manufacturers and distributors and maintenance contracts purchased for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of equipment and other decreased 24%, from $2.3 million in the three months ended June 30, 2000 to $1.8 million in the three months ended June 30, 2001, representing 73% of equipment and other revenues in the three months ended June 30, 2000 and 68% of such revenues in the three months ended June 30, 2001. The decrease in dollars was due to reduced costs of resold equipment resulting from the decrease in equipment resales. The decrease in costs of resold equipment was partially offset by an increase in maintenance costs which occurred as a result of an increase in the number of maintenance contracts in place. The percentage decrease was due to increased CPE maintenance revenue which generally has higher gross margins than equipment sales.

 Operating expenses

  Development.   Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses remained relatively flat from $795,000 in the three months ended June 30, 2000 to $803,000 in the three months ended June 30, 2001, representing 7% of
total revenues in the three months ended June 30, 2000 and 2001.   During the
current year period, approximately $489,000 of development costs were capitalized to match against software license fees under a three year agreement.

  Selling and marketing.   Sales and marketing expenses consist primarily of
salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses decreased 5%, from $1.5 million in the three months ended June 30, 2000 to $1.4 million in the three months ended June 30, 2001, representing 13% of total revenues in the three months ended June 30, 2000 and 12% in the three months ended June 30, 2001. The decrease in dollars and as a percentage of revenue was due to decreased spending for advertising during the three months ended June 30, 2001 as compared to the three
months ended June 30, 2000.   This decrease was partially offset by increased
costs related to the addition of sales and marketing personnel.

  General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses increased 11%, from $972,000 in the three months ended June 30, 2000 to $1.1 million in the three months ended June 30, 2001, representing 8% of total revenues in the three months ended June 30, 2000 and 10% of total revenues in the three months ended June 30, 2001. The dollar and percentage increase was due primarily to spending related to a facility that we have leased which will be utilized for anticipated growth in network management services revenues .


 Other income, net

  Other income, net consists primarily of interest income earned on our cash balances, offset by interest expense from our leases for capital equipment. Other income, net decreased from $859,000 in the three months ended June 30, 2000 to $544,000 in the three months ended June 30, 2001, representing 7% of total revenues in the three months ended June 30, 2000 and 5% in the three months ended June 30, 2001. The decrease was due to lower average interest rates and a lower cash balance for the three months ended June 30, 2001 compared to the same period in the prior year.


 Income tax expense (benefit)

    An income tax provision was recorded for the three months ended June 30, 2000 and June 30, 2001 in the amounts of $944,000 and $520,000, respectively.

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


Liquidity and capital resources

    Net cash provided by operating activities during the three month periods ended June 30, 2000 and June 30, 2001 was $4.1 million and $4.8 million, respectively.

  We used $1.8 million during the three months ended June 30, 2000 to purchase capital assets primarily used in the delivery of our network management services and $3.4 million during the three months ended June 30, 2001 for leasehold improvements and to purchase capital primarily related to the addition of our new facility. We currently have no material commitments for capital expenditures. We paid $124,000 during the three months ended June 30, 2000 and $143,000 during the three months ended June 30, 2001, toward our lease obligations for capital equipment. We intend to continue to add sales, marketing and development resources over the remainder of the current fiscal year; however, we anticipate that costs associated with sales, marketing and development initiatives will not materially increase as a percentage of revenues and will not result in significant uses of working capital.

  We used $880,000 during the three months ended June 30, 2001 to repurchase 135,000 shares of our common stock. We have approval from our Board of Directors to purchase up to four million shares, including those previously repurchased. Since the inception of the stock repurchase program, the Company has repurchased 2.9 million shares of its common stock at an aggregate price of approximately $21.1 million. The extent and timing of any repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including for use in connection with the Company's stock option plans, or may be retired.

  As of June 30, 2001, we had $46.2 million in cash and cash equivalents, $3.2 million in net accounts receivable and $45.9 million in working capital. We believe that our current cash balances, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures, stock buy back program and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

    As of June 30, 2001, we had net operating loss carryforwards of approximately $7.5 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2007 if not utilized. We have alternative minimum tax credit carryforwards of $330,000 which do not expire. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ''change in ownership'' provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization.

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

  Sales to AT&T, which resells our services to its customers, accounted for 69% of our total revenues in the fiscal year ended March 31, 2001 and 67% of our total revenues for the three months ended June 30, 2001. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in fiscal 2002, but we believe the percentage will continue to decline. To the extent we continue to depend on AT&T for a large portion of our sales, our total revenues will decline materially if AT&T discontinues selling our services or significantly reduces its sales of our services. We cannot be sure that we will be successful in reducing our dependence on AT&T in the future.

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

  . we expect to encourage end users to purchase equipment and equipment maintenance services from other sources, and we therefore anticipate that our revenues from equipment resales will continue to decline as we seek to manage our mix of revenues;

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

  Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 97% of our recurring network management services revenues in the three months ended June 30, 2001. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate substantially all of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services, as well as our ability to introduce enhanced versions of these services that make these services more efficient and economical.


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



PART II.   OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

  A series of complaints were filed in the United States District Court for the Western District of Texas, Austin Division against the Company and certain of its officers in September and October 2000. Plaintiffs in each of these cases sought to represent a class comprised of purchasers of the Company's common stock between April 18, 2000 and August 18, 2000 ("Class Period"). Those complaints alleged that the defendants engaged in a fraudulent scheme by issuing false and materially misleading statements regarding the Company's business during the Class Period. Those cases were consolidated into one action, In re NetSolve Incorporated Securities Litigation, Civil Action No. A00-CA-591 SS. Plaintiffs filed their Amended and Consolidated Complaint before Judge Samuel Sparks on February 21, 2001. The Company moved to dismiss the Amended and Consolidated Complaint on March 8, 2001 for having failed to state a claim under which relief can be granted and for having failed to comply with the pleading requirements of the Private Securities Litigation Reform Act of 1995, 15 U.S.C.
(S) 78u-4 et seq. Lead Plaintiffs opposed the Company's motion on March 30, 2001. The Company replied to Lead Plaintiffs' opposition papers on April 11,
2001.  A decision is currently pending.   The Company and each individual
defendant believe that this lawsuit is meritless and the Company and its officers intend to vigorously defend themselves in this action.


Item 2.  USE OF PROCEEDS

  The Company's registration statement on Form S-1 (File No. 333-65691) was declared effective on September 28, 1999. Gross proceeds from the offering were used to pay offering costs through December 31, 1999. Net proceeds from the offering in the amount of $21,059,000 have been used to repurchase 2,930,316 shares of the Company's common stock under its stock repurchase program. The remainder of the proceeds of this offering are temporarily invested in short-term, investment-grade, interest bearing securities pending their use for other purposes.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  NetSolve held its Annual Meeting of Stockholders on July 18, 2001. The following items were presented to the stockholders with the following results:


           1.  The following directors were elected to serve until the next annual meeting:

                                                       Votes Withheld
                    Directors             Votes For      or Against         Abstentions
           ----------------------------  -----------  ----------------  -------------------
           J. Michael Gullard             10,836,056             3,900         None
           G. Joseph Lueckenhoff          10,835,675             4,281         None
           John S. McCarthy               10,835,656             4,300         None
           Suzanne C. Narducci            10,834,275             5,681         None
           Craig S. Tysdal                10,041,463           798,493         None
           Howard D. Wolfe, Jr.            9,223,890         1,616,066         None



Item  6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     None

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 10, 2001               NETSOLVE, INCORPORATED


                                       By: /s/ Craig S. Tysdal
                                          ----------------------------------
                                          Craig S. Tysdal
                                          President and Chief Executive Officer



                                       By: /s/ Kenneth C. Kieley
                                          ----------------------------------
                                          Kenneth C. Kieley
                                          Vice President-Finance, Chief
                                          Financial Officer and Secretary