Form 10-Q
period 2001-09-30
NETSOLVE INC
filed 2001-11-14
CIK 1071342

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 2001


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

     Number of shares outstanding of the issuer's common stock, $.01 par value as of November 9, 2001: 12,119,934.

================================================================================

                            NETSOLVE, INCORPORATED

                                     INDEX


PART I.        FINANCIAL INFORMATION                                                                                 Page
                                                                                                                     ----
Item  1.       Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2001 and September 30, 2001 (unaudited)..............   3

               Condensed Consolidated Statements of Operations for the three and six month periods ended September
               30, 2000 and 2001 (unaudited)..............................................................................   4


               Condensed Consolidated Statements of Cash Flows for the six month periods ended September 30, 2000
               and 2001 (unaudited).......................................................................................   5

               Notes to Condensed Consolidated Financial Statements.......................................................   6

Item  2.       Management's Discussion and Analysis of Financial Condition and Results of Operations......................   9

Item  3.       Quantitative and Qualitative Disclosures About Market Risk.................................................  21

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings..........................................................................................  21

Item  2.       Changes in Securities and Use of Proceeds

               Use of proceeds............................................................................................  22

Item  6.       Exhibits and Reports on Form 8-K...........................................................................  22

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            NETSOLVE, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                             3/31/01               9/30/01
                                                            ---------             ---------
                                                                                 (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents..............................   $ 45,411              $ 46,037
  Restricted cash........................................        306                   439
  Accounts receivable, net of allowance for
   doubtful accounts of $207 at March 31, 2001 and
   $205 at September 30, 2001............................      4,013                 4,776
  Inventory..............................................         52                    80
  Prepaid expenses and other assets......................      1,314                 1,667
  Deferred tax assets....................................      1,647                   676
                                                            --------              --------
Total current assets.....................................     52,743                53,675

Property and equipment:
  Computer equipment and software........................      9,277                 9,703
  Furniture, fixtures and leasehold improvements.........      1,983                 5,138
  Equipment held under capital leases....................      1,343                   283
  Other equipment........................................        393                   388
                                                            --------              --------
                                                              12,996                15,512

  Less accumulated depreciation and amortization.........     (7,163)               (7,283)
                                                            --------              --------
Net property and equipment...............................      5,833                 8,229
Other  assets............................................      1,275                   466
Deferred tax assets, net of current portion..............      2,980                 3,080
                                                            --------              --------

Total assets.............................................   $ 62,831              $ 65,450
                                                            ========              ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................   $    954              $    813
  Accrued liabilities....................................      3,468                 3,981
  Deferred revenue.......................................      1,108                   954
  Capital leases obligation..............................        324                   105
                                                            --------              --------
Total current liabilities................................      5,854                 5,853

Deferred revenue, net of current portion.................         --                 1,202

Stockholders' equity:
Common stock, $.01 par value; 25,000,000 shares
  authorized at March 31, 2001 and  September 30,
  2001; 14,866,318 issued and 12,071,002
  outstanding at March 31, 2001 and 15,047,401
  issued and 12,117,085 outstanding at September
  30, 2001...............................................        148                   150
Additional paid-in capital...............................     80,574                80,874
Treasury stock...........................................    (20,179)              (21,059)
Deferred compensation....................................        (69)                  (51)
Accumulated deficit......................................     (3,497)               (1,519)
                                                            --------              --------
Total stockholders' equity...............................     56,977                58,395
                                                            --------              --------

Total liabilities and stockholders' equity...............   $ 62,831              $ 65,450
                                                            ========              ========

                            See accompanying notes.

                            NETSOLVE, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                             Three Months Ended     Six Months Ended
                                                                             -------------------   -------------------
                                                                              9/30/00    9/30/01    9/30/00    9/30/01
                                                                             --------   --------   --------   --------
                                                                                  (unaudited)           (unaudited)
Revenues:
 Network management services..............................................   $  8,138   $  9,655   $ 16,496   $ 18,290
 Equipment and other......................................................      3,128      2,630      6,339      5,244
                                                                             --------   --------   --------   --------
  Total revenues..........................................................     11,266     12,285     22,835     23,534
Costs of revenues:
 Cost of network management services......................................      4,620      5,537      8,906     10,770
 Cost of equipment and other..............................................      2,192      1,843      4,528      3,623
                                                                             --------   --------   --------   --------
  Total cost of revenues..................................................      6,812      7,380     13,434     14,393
                                                                             --------   --------   --------   --------
Gross profit..............................................................      4,454      4,905      9,401      9,141
Operating expenses:
 Development..............................................................        759        910      1,555      1,712
 Selling and marketing....................................................      1,408      1,563      2,876      2,962
 General and administrative...............................................        928      1,280      1,900      2,361
 Amortization of deferred compensation....................................         20          9         40         18
                                                                             --------   --------   --------   --------
  Total operating expenses................................................      3,115      3,762      6,371      7,053
                                                                             --------   --------   --------   --------
Operating income..........................................................      1,339      1,143      3,030      2,088
Other income (expense):
 Interest income..........................................................        967        412      1,843        943
 Interest expense.........................................................        (13)        (3)       (29)        (6)
 Other, net...............................................................          1         (2)        --         14
                                                                             --------   --------   --------   --------
                                                                                  955        407      1,814        951
                                                                             --------   --------   --------   --------
Income before income taxes................................................      2,294      1,550      4,844      3,039
Income tax expense........................................................        848        541      1,792      1,061
                                                                             --------   --------   --------   --------
Net income................................................................   $  1,446   $  1,009   $  3,052   $  1,978
                                                                             ========   ========   ========   ========


Basic net income per share................................................   $   0.10    $  0.08    $  0.21    $  0.16

Weighted average shares used in basic per share calculation...............     14,390     12,107     14,429     12,073

Diluted net income per share..............................................      $0.09      $0.08      $0.19      $0.15

Weighted average shares used in diluted per share calculation.............     15,507     13,378     15,914     13,171

                            See accompanying notes.

                            NETSOLVE, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                Six Months Ended
                                                                                                  September 30,
                                                                                                ----------------
                                                                                                2000        2001
                                                                                                ----        ----
                                                                                                  (unaudited)
Cash flows from operating activities:
 Net income.................................................................................   $ 3,052    $ 1,978
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.............................................................     1,035      1,554
  Amortization of deferred compensation......,,,,,,.........................................        40         18
  Deferred tax assets.......................................................................     1,695        871
  Loss on disposition of property and equipment.............................................         3          1
  Change in assets and liabilities:
    Accounts receivable, net................................................................     1,870       (763)
    Inventory and prepaid expenses and other assets.........................................       400        428
    Accounts payable........................................................................      (517)      (141)
    Unearned income.........................................................................        74      1,048
    Accrued liabilities.....................................................................       340        513
                                                                                               -------    -------
Net cash provided by operating activities...................................................     7,992      5,507
                                                                                               -------    -------

Cash flows from investing activities:
 Transfer of funds from (to) restricted cash................................................       306       (133)
 Purchases of property and equipment........................................................    (2,458)     (3951)
                                                                                               -------    -------
Net cash used in investing activities.......................................................    (2,152)    (4,084)
                                                                                               -------    -------

Cash flows from financing activities:
 Repurchase of common stock.................................................................   (11,810)      (880)
 Payments under capital lease obligations...................................................      (251)      (219)
 Proceeds from exercise of common stock options and warrants................................       681        302
                                                                                               -------    -------
Net cash used in financing activities.......................................................   (11,380)      (797)
                                                                                               -------    -------

Net increase (decrease) in cash and cash equivalents........................................    (5,540)       626
Cash and cash equivalents, beginning of period..............................................    57,185     45,411
                                                                                               -------    -------
Cash and cash equivalents, end of period....................................................   $51,645    $46,037
                                                                                               =======    =======

Supplemental disclosure of cash flow information:
 Cash paid for interest.....................................................................   $    28    $     6
                                                                                              ========    =======
 Income taxes paid..........................................................................   $   152    $    49
                                                                                              ========    =======

                            See accompanying notes.

                            NETSOLVE, INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001

          Information with respect to the three and six months ended
                   September 30, 2000 and 2001 is unaudited.


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

3.   Inventory

     Inventory consists of purchased finished goods held for sale to customers. Inventory is stated at the lower of cost or market with cost determined on a specific identification basis. Inventory reserves were $59,000 at March 31, 2001 and September 30, 2001.

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

                            NETSOLVE, INCORPORATED

                              September 30, 2001

     A reconciliation of the numerators and denominators used in computing per share net income is as follows (in thousands):

                                                   Three months ended       Six months ended
                                                     September 30,           September 30,
                                                 ----------------------  --------------------
                                                   2000        2001        2000        2001
                                                   ----        ----        ----        ----
Numerator:
     Net Income...............................   $ 1,446     $ 1,009     $ 3,052     $ 1,978
                                                 =======     =======     =======     =======
Denominator:
    Denominator for basic net
      income per share--
      weighted average common
      stock outstanding.......................    14,390      12,107      14,429      12,073
    Dilutive common stock
      equivalents--common stock
      options  and warrants...................     1,117       1,271       1,485       1,098

                                                  -------     -------     -------     -------

    Denominator for diluted net
      income per share--weighted
      average common stock
      outstanding and dilutive
      common stock equivalents................    15,507      13,378      15,914      13,171
                                                 =======     =======     =======     =======

                            NETSOLVE, INCORPORATED

                              September 30, 2001


5.   Contingencies


     A consolidated putative class action complaint was filed on February 21, 2001 and is currently pending against the Company and certain of its officers in the United States District Court for the Western District of Texas, Austin Division. In re NetSolve Incorporated Securities Litigation, Civil Action No. A00-CA-591 SS. Plaintiffs seek to represent a class comprised of purchasers of the Company's common stock between April 18, 2000 and August 18, 2000 ("Class Period"). They allege that the defendants engaged in a fraudulent scheme by issuing false and materially misleading statements regarding the Company's business during the Class Period.

     The Company moved to dismiss the complaint on March 8, 2001 for failing to state a claim under which relief could be granted and for failing to comply with the pleading requirements of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. (S) 78u-4 et seq. On August 15, 2001, the District Court granted this motion in part and denied it in part. The District Court dismissed claims against one officer of the Company and dismissed certain of the theories under which plaintiffs alleged liability against the Company. However, the District Court let stand certain of the stated claims against the Company and certain of its officers.

     The Company and each remaining individual defendant believe that this lawsuit is meritless and the Company and its officers intend to vigorously defend themselves in this action. However, it is not feasible to predict or determine the final outcome in this proceeding, and if the outcome were to be unfavorable, the Company's business, financial condition, cash flows and results of operations could be materially adversely affected.


6.   Recent Accounting Pronouncements

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This report and other presentations made by us contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events. They include, among others, statements relating to trends in revenue, company growth, sales, margin and expenses, and the drivers behind those trends; our ability to obtain any needed additional working capital, the amount we use our facilities for anticipated growth in network management service revenues, trends in sales of network management services, sales of customer premise equipment, sales deriving from our work related to Cisco System, Inc.'s AVVID systems, the level of any stock repurchase we may undertake, payments requested by customers regarding our WAN guarantee, the amount of any added costs from anticipated new sales, marketing and development resources we gain, and sales to AT&T.

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

Overview

     We provide network management services that allow enterprises and carriers to outsource some or all network-specific activities in order to increase network reliability and up-time, reduce overall network costs, and simplify timely migration to new technologies. We were incorporated in September 1985 in the State of Delaware and began operating in the second half of 1987. Until December 1996, substantially all of our services revenues were derived from the sale of data transport services. To provide these transport services, we leased network transmission facilities from major carriers, and we also resold AT&T's transport services. We began developing our first remote network management service offering for WANs in early 1993 and began offering that service, together with AT&T's transport services, in the quarter ended March 31, 1994. We began selling network management services separately from our data transport services in the quarter ended March 31, 1995. We introduced our first security service in the quarter ended September 30, 1996. We discontinued our data transport business in the quarter ended December 31, 1996. We began offering network management services for LANs in the quarter ended June 30, 1997. We began offering virtual private network (VPN) management services during the quarter ended September 30, 2000. On June 21, 2001, we announced that IBM Global Services will offer NetSolve's ProWatch suite of managed network services worldwide. The acceptance of our first software licensing agreement occurred in the quarter ending September 30, 2001. This agreement allows another organization to utilize our technology to provide remote network management services to its customers. Additionally, on October 1, 2001, we announced that we will offer remote network management for Cisco Systems, Inc. Architecture for Voice, Video and Integrated Data (AVVID) Internet Protocol (IP) telephony systems.

  Revenues

     Our revenues consist of network management services revenues as well as equipment resales and other revenues. Our network management services include both recurring and nonrecurring revenues:

     . Revenues from recurring services represent monthly fees charged to resellers or end users for our network management services, software licensing fees, software usage royalties and software maintenance fees. Recurring network management services revenues are typically based on the number of devices under management and are recognized in the period in which the services are rendered. In the six months ended September 30, 2001, approximately 80% of network management services revenues were from recurring services.

     . Non-recurring network management services consist of data network design, project implementation services and equipment installation services, as well as one-time project and development assignments that assist resellers in defining and creating new network management services and software professional fees. Non-recurring network management services primarily relate to services performed to assist customers in implementing new networks. Non-recurring network management revenues are also earned when implementing network management services for existing networks; however, the level of work and related fees are both lower. Non-recurring network management services revenues are generally recognized upon completion of the assignment or service. For example, we charge fees for project implementation services on a per-location or per-device basis and we recognize revenues associated with these services upon completion of the network implementation for the location or device.

     Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises sold to by our direct sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. Network management services revenues also include software licensing, usage royalties, maintenance fees and professional fees.
Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 2000 and 2001 and in the three and six months ended September 30, 2001. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in most cases, require that we continue providing services throughout the term of the reseller's contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

     Our network management services for WANs typically include a guarantee providing end-to-end network availability for at least 99.5% of the time in any given month. In the event the guaranteed availability is not achieved, we generally are obligated to refund all or a portion of our WAN management fees for that month. This guarantee covers some components of the end user's WAN, such as the transport services provided by the end user's carrier, that are not directly under our control. As a result, we may, in some instances, refund amounts to customers for circumstances beyond our control. We establish a reserve against guarantees we offer. Historically, guarantee payments have not been material in relation to network management services revenues. However, in the future, refunds made under our guarantees or otherwise could have a material adverse impact on the results of our operations.

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

     We currently have a network management services contract with two business units within AT&T: AT&T Solutions and AT&T Data and Internet Services. AT&T accounted for 71% of our total revenues in fiscal year 2000, 69% of our total revenues in fiscal year 2001, and 64% of our total revenues for the six months ended September 30, 2001. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in fiscal 2002, but we believe the percentage will continue to decline. No other customer accounted for more than 10% of our revenues in fiscal years 2000, 2001 or the six months ended September 30, 2001.

     Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S.-based customers.

Results of Operations

Three months ended September 30, 2000 compared to three months ended September 30, 2001

  Revenues

     Total revenues. Total revenues increased 9%, from $11.3 million in the three months ended September 30, 2000 to $12.3 million in the three months ended September 30, 2001.

     Network management services. Revenues from network management services increased 19%, from $8.1 million in the three months ended September 30, 2000 to $9.7 million in the three months ended September 30, 2001, representing 72% of total revenues in the three months ended September 30, 2000 and 79% of total revenues in the three months ended September 30, 2001. The dollar and percentage increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract. This increase was offset slightly by a decrease in implementation revenues resulting from fewer newly installed sites and decreased management fees for ordering and managing CPE for selected resellers.

     Equipment and other. Revenues from equipment and other decreased 16%, from $3.1 million in the three months ended September 30, 2000 to $2.6 million in the three months ended September 30, 2001. Revenues from equipment and other sales decreased primarily as a result of lower equipment sales due to lower demand caused by a general slowdown of corporate spending on network infrastructures. The decrease in equipment sales was partially offset by an increase in CPE maintenance revenue which occurred as a result of higher levels of one-time non-recurring maintenance charges for cancellations of maintenance contracts.

  Costs of revenues

     Cost of network management services.   Cost of network management services
includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 20%, from $4.6 million in the three months ended September 30, 2000 to $5.5 million in the three months ended September 30, 2001, representing 57% of network management services revenues in the three months ended September 30, 2000 and September 30, 2001. The dollar increase was due primarily to the addition of personnel to accommodate growth and upgrades to the network management infrastructure.

     Cost of equipment and other. Cost of equipment and other includes the purchase of CPE from manufacturers and distributors and maintenance contracts purchased for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of equipment and other decreased 16%, from $2.2 million in the three months ended September 30, 2000 to $1.8 million in the three months ended September 30, 2001, representing 70% of equipment and other revenues in the three months ended September 30, 2000 and September 30, 2001. The decrease in dollars was due to the decrease in equipment sales.

  Operating expenses

     Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses increased 20%, from $759,000 in the three months ended September 30, 2000 to $910,000 in the three months ended September 30, 2001, representing 7% of total revenues in the three months ended September 30, 2000 and September 30, 2001. The increase in dollars was due to an increase in the number of software and service development personnel and outside contractors devoted to the development and enhancement of network management tools and our network management services.

     Selling and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 11%, from $1.4 million in the three months ended September 30, 2000 to $1.6 million in the three months ended September 30, 2001, representing 12% of total revenues in the three months ended September 30, 2000 and 13% in the three months ended September 30, 2001. The increase in dollars and as a percentage of total revenues was due to increased spending related to the addition of sales and marketing personnel. This increase was partially offset by decreased spending for advertising during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

     General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses increased 38%, from $928,000 in the three months ended September 30, 2000 to $1.3 million in the three months ended September 30, 2001, representing 8% of total revenues in the three months ended September 30, 2000 and 10% of total revenues in the three months ended September 30, 2001. The increase was due primarily to approximately $371,000 of additional spending related to rent and operating costs of a facility that we have leased which will be utilized for anticipated growth in network management services revenues.

  Other income, net

     Other income, net consists primarily of interest income earned on our cash balances, offset slightly by interest expense from our leases for capital equipment. Other income, net decreased from $955,000 in the three months ended September 30, 2000 to $407,000 in the three months ended September 30, 2001, representing 8% of total revenues in the three months ended September 30, 2000 and 3% of total revenues in the three months ended September 30, 2001. The decrease was due to lower average interest rates and a lower average cash balance for the three months ended September 30, 2001 compared to the same period in the prior year.

Six months ended September 30, 2000 compared to six months ended September 30, 2001

  Revenues

     Total revenues. Total revenues increased 3%, from $22.8 million in the six months ended September 30, 2000 to $23.5 million in the six months ended September 30, 2001.

     Network management services. Revenues from network management services increased 11%, from $16.5 million in the six months ended September 30, 2000 to $18.3 million in the six months ended September 30, 2001, representing 72% of total revenues in the six months ended September 30, 2000 and 78% of total revenues in the six months ended September 30, 2001. The dollar increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract. The increase in recurring revenues was partially offset by a decrease in implementation revenues. Implementation revenues decreased in the current year period versus the prior year because a higher percentage of new devices placed under management in the current year were in existing networks which are charged at a lower rate per device. A significant portion of the existing networks implemented in the current year period was related to the acquisition of the Comdisco customer base which had no implementation revenues.

     Equipment and other. Revenues from equipment and other decreased 17%, from $6.3 million in the six months ended September 30, 2000 to $5.2 million in the six months ended September 30, 2001. Revenues from equipment and other sales decreased primarily as a result of lower equipment sales due to lower demand caused by a general slowdown of corporate spending on network infrastructures. The decrease in equipment sales was partially offset by an increase in CPE maintenance revenue which occurred as a result of higher levels of one-time non-recurring maintenance charges for cancellations of maintenance contracts.

  Costs of revenues

     Cost of network management services. Cost of network management services increased 21%, from $8.9 million in the six months ended September 30, 2000 to $10.8 million in the six months ended September 30, 2001, representing 54% of network management services revenues in the six months ended September 30, 2000 and 59% of such revenues in the six months ended September 30, 2001. The dollar and percentage increase was due primarily to the addition of personnel to accommodate growth and upgrades to the network management infrastructure.

     Cost of equipment and other. Cost of equipment and other decreased 20%, from $4.5 million in the six months ended September 30, 2000 to $3.6 million in the six months ended September 30, 2001, representing 71% of equipment and other revenues in the six months ended September 30, 2000 and 69% of such revenues in the six months ended September 30, 2001. The decrease in dollars was due to reduced costs of equipment sales resulting from the decrease in equipment sales. The percentage decrease was due to increased CPE maintenance revenue which generally has higher gross margins than equipment sales.

  Operating expenses

     Development. Development expenses increased 10%, from $1.6 million in the six months ended September 30, 2000 to $1.7 million in the six months ended September 30, 2001, representing 7% of total revenues in the six months ended September 30, 2000 and September 30, 2001. The increase in dollars was due to an increase in the number of software and service development personnel and outside contractors devoted to the development and enhancement of network management tools and our network management services. During the current year period, approximately $489,000 of development costs was capitalized to match against software license fees under a three year agreement.

     Selling and marketing. Sales and marketing expenses increased 3%, from $2.9 million in the six months ended September 30, 2000 to $3.0 million in the six months ended September 30, 2001, representing 13% of total revenues in the six months ended September 30, 2000 and September 30, 2001. The increase in dollars was due to increased costs related to the addition of sales and marketing personnel. This increase was partially offset by decreased spending for advertising during the six months ended September 30, 2001 as compared to the six months ended September 30, 2000.

     General and administrative. General and administrative expenses increased 24%, from $1.9 million in the six months ended September 30, 2000 to $2.4 in the six months ended September 30, 2001, representing 8% of total revenues in the six months ended September 30, 2000 and 10% of total revenues in the six months ended September 30, 2001. The increase was due primarily to approximately $609,000 of additional spending related to rent and operating costs of a facility that we have leased which will be utilized for anticipated growth in network management services revenues.

  Other income, net

     Other income, net decreased from $1.8 million in the six months ended September 30, 2000 to $951,000 in the six months ended September 30, 2001, representing 8% of total revenues in the six months ended September 30, 2000 and 4% in the six months ended September 30, 2001. The decrease was due to lower average interest rates and a lower average cash balance for the six months ended September 30, 2001 compared to the same period in the prior year.

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

Liquidity and capital resources

     Net cash provided by operating activities during the six month periods ended September 30, 2000 and September 30, 2001 was $8.0 million and $5.5 million, respectively.

     We used $2.5 million in the six month period ended September 30, 2000 to purchase capital assets primarily used in the delivery of our network management services and $4.0 million in the six month period ended September 30, 2001 for leasehold improvements and to purchase capital assets, including leasehold improvements, primarily related to the addition of our new facility. We currently have no material commitments for capital expenditures. We paid $251,000 during the six month period ended September 30, 2000 and $219,000 during the six month period ended September 30, 2001, toward our lease obligations for capital equipment. We currently intend to add sales, marketing and development resources over the remainder of the current fiscal year; however, we anticipate that costs associated with sales, marketing and development initiatives will not materially increase as a percentage of revenues and will not result in significant uses of working capital.

     We used $880,000 during the six months ended September 30, 2001 to repurchase 135,000 shares of our common stock. We have approval from our Board of Directors to purchase up to four million shares, including those previously repurchased. Since the inception of the stock repurchase program, the Company has repurchased 2.9 million shares of its common stock at an aggregate cost of approximately $21.1 million. The extent and timing of any repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including for use in connection with the Company's stock option plans, or may be retired.

     As of September 30, 2001, we had $46.0 million in cash and cash equivalents, $4.8 million in net accounts receivable and $47.8 million in working capital. We believe that our current cash balances together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures, stock buy back program and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

     As of September 30, 2001, we had net operating loss carryforwards of approximately $5.6 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2007 if not utilized. We have alternative minimum tax credit carryforwards of $361,000 which do not expire. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ''change in ownership'' provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization.

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

     Sales to AT&T, which resells our services to its customers, accounted for 69% of our total revenues in the fiscal year ended March 31, 2001 and 64% of our total revenues for the six months ended September 30, 2001. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in fiscal 2002, but we believe the percentage will continue to decline. To the extent we continue to depend on AT&T for a large portion of our sales, our total revenues will decline materially if AT&T discontinues selling our services or significantly reduces its sales of our services. We cannot be sure that we will be successful in reducing our dependence on AT&T in the future.

     Our existing agreements with AT&T expire in December 2001. We are currently in negotiations with AT&T to renew these agreements. We cannot assure that we will reach an agreement on a renewal of these contracts, or that, if we do, the terms of the renewals will be favorable to us. A substantial adverse deviation from our current arrangement with AT&T could result in a significant decrease in revenues generated from our relationship with AT&T which would reduce our total revenues and profitability and adversely affect our business. In addition, a number of the orders for services that we provide to AT&T's customers under one of our curent agreements can be cancelled at anytime upon ninety days notice and all new orders placed after June 30, 1999 under that agreement can be cancelled upon twelve months notice. Our agreements with AT&T are not exclusive arrangements. We will need to maintain a good working relationship with different business units of AT&T in order to maintain the business we currently provide to AT&T's customers and to encourage AT&T to sell our services to additional customers. Problems in our relationship with AT&T would seriously damage our business. We cannot assure you that AT&T will continue to sell our services to existing or additional AT&T customers. A substantial reduction in our AT&T business would result in diminished revenues for an extended period of time as we attempted to replace that business.

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

     . we expect to encourage end users to purchase equipment and equipment maintenance services from other sources, and we therefore anticipate that our revenues from equipment hardware and maintenance resales will continue to decline as we seek to manage our mix of revenues;

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

     Our revenues during our third and fourth fiscal quarters may be more volatile and difficult to predict due to the budgeting and purchasing cycles of our end users. End users often purchase our services at the same time they purchase new network equipment such as routers. As a result, the timing of their large capital expenditures could affect the timing of their purchases of our services. Some end users may not be able to purchase network equipment and our services near the end of a calendar year due to depleted budgets. Other end users may accelerate purchases in order to use an unspent portion of their budget.

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

     Our strategy of selling our services primarily through resellers may result in us having weaker relationships with the end users of our services. This may inhibit our ability to gather customer feedback that helps us improve our services, develop new services and monitor customer satisfaction. We may also lose brand identification and brand loyalty, since our services may be identified by private label names or may be marketed differently by our resellers. A failure by any of our resellers to provide their customers with satisfactory products, services or customer support could injure our reputation and seriously damage our business. Our agreements with these resellers may limit our ability to sell our services directly to the resellers' customers in the future.

Any material decrease in sales of our WAN management services will significantly reduce our total revenues and adversely affect our business.

     Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 95% of our recurring network management services revenues in the six months ended September 30, 2001. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate substantially all of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services, as well as our ability to introduce enhanced versions of these services that make these services more efficient and economical.

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

In order to support our business, we must hire additional information technology professionals, who are in short supply.

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

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     A consolidated putative class action complaint was filed on February 21, 2001 and is currently pending against the Company and certain of its officers in the United States District Court for the Western District of Texas, Austin Division. In re NetSolve Incorporated Securities Litigation, Civil Action No. A00-CA-591 SS. Plaintiffs seek to represent a class comprised of purchasers of the Company's common stock between April 18, 2000 and August 18, 2000 ("Class Period"). They allege that the defendants engaged in a fraudulent scheme by issuing false and materially misleading statements regarding the Company's business during the Class Period.

     The Company moved to dismiss the complaint on March 8, 2001 for failing to state a claim under which relief could be granted and for failing to comply with the pleading requirements of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. (S) 78u-4 et seq. On August 15, 2001, the District Court granted this motion in part and denied it in part. The District Court dismissed claims against one officer of the Company and dismissed certain of the theories under which plaintiffs alleged liability against the Company. However, the District Court let stand certain of the stated claims against the Company and certain of its officers.

     The Company and each remaining individual defendant believe that this lawsuit is meritless and the Company and its officers intend to vigorously defend themselves in this action.

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

     (a)  EXHIBITS

          10.1 Management Services Purchase and Resale Agreement between NetSolve and International Business Machines Corporation, effective March 9, 2001+

     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended September 30, 2001.

+Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 2001                NETSOLVE, INCORPORATED


                                          By: /s/ Craig S. Tysdal
                                             --------------------------------
                                             Craig S. Tysdal
                                             President and Chief Executive
                                             Officer



                                          By: /s/ Kenneth C. Kieley
                                             --------------------------------
                                             Kenneth C. Kieley
                                             Vice President-Finance, Chief
                                             Financial Officer and Secretary