Form 10-Q
period 2001-12-31
NETSOLVE INC
filed 2002-02-14
CIK 1071342

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                         Commission File number: 0-24983

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Number of shares outstanding of the issuer's common stock, $.01 par value, as of February 11, 2002: 12,132,479
================================================================================

                             NETSOLVE, INCORPORATED

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

Item  1. Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2001 (unaudited)................................    3

         Condensed Consolidated Statements of Operations for the three and nine month periods ended December 31, 2000 and 2001
         (unaudited)......................................................    4

         Condensed Consolidated Statements of Cash Flows for the nine
         month periods ended December 31, 2000 and 2001 (unaudited).......    5

         Notes to Condensed Consolidated Financial Statements.............    6

Item  2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   10

Item  3. Quantitative and Qualitative Disclosures About Market Risk.......   22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   22

Item  2. Changes in Securities and Use of Proceeds

         Use of proceeds..................................................   23

Item  6. Exhibits and Reports on Form 8-K.................................   23

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                             NETSOLVE, INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)


                                                             3/31/01     12/31/01
                                                             -------     --------
                                                                        (unaudited)
                        ASSETS

Current assets:
    Cash and cash equivalents ............................   $ 45,411    $ 47,054
    Restricted cash ......................................        306         439
    Accounts receivable, net of allowance for doubtful
     accounts of $207 at March 31, 2001 and $205
     at December 31, 2001 ................................      4,013       4,597
    Inventory ............................................         52         123
    Prepaid expenses and other assets ....................      1,314       1,861
    Deferred tax assets ..................................      1,647         343
                                                             --------    --------
Total current assets .....................................     52,743      54,417
Property and equipment:
    Computer equipment and software ......................      9,277      10,145
    Furniture, fixtures and leasehold improvements .......      1,983       5,020
    Equipment held under capital leases ..................      1,343         283
    Other equipment ......................................        393         387
                                                             --------    --------
                                                               12,996      15,835
    Less accumulated depreciation and amortization .......     (7,163)     (7,621)
                                                             --------    --------
Net property and equipment ...............................      5,833       8,214

Other assets .............................................      1,275         399
Deferred tax assets, net of current portion ..............      2,980       3,080
                                                             --------    --------
Total Assets .............................................   $ 62,831    $ 66,110
                                                             ========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .....................................   $    954    $  1,094
    Accrued liabilities ..................................      3,468       3,712
    Deferred revenue .....................................      1,108         837
    Capital lease  obligation ............................        324          72
                                                             --------    --------
Total current liabilities ................................      5,854       5,715

Deferred revenue, net of current portion .................         --       1,074

Stockholders' equity:
Common stock, $.01 par value; 25,000,000 shares authorized at March 31, 2001 and December 31, 2001; 14,866,318 issued and 12,071,002 outstanding at March 31,
    2001 and 15,062,405 issued and 12,132,089

    outstanding at December 31, 2001 .....................        148         150
Additional paid-in capital ...............................     80,574      81,018
Treasury  stock ..........................................    (20,179)    (21,059)
Deferred compensation ....................................        (69)        (42)
Accumulated deficit ......................................     (3,497)       (746)
                                                             --------    --------
Total stockholders' equity ...............................     56,977      59,321
                                                             --------    --------
Total liabilities and stockholders' equity ...............   $ 62,831    $ 66,110
                                                             ========    ========

                             See accompanying notes.

                             NETSOLVE, INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                  Three Months Ended      Nine Months Ended
                                                                 --------------------    --------------------
                                                                 12/31/00    12/31/01    12/31/00    12/31/01
                                                                 --------    --------    --------    --------
                                                                     (unaudited)              (unaudited)
Revenues:
  Network management services ................................   $  8,215    $  9,931    $ 24,710    $ 28,222
  Equipment and other ........................................      3,618       2,437       9,958       7,680
                                                                 --------    --------    --------    --------
    Total revenues ...........................................     11,833      12,368      34,668      35,902
Costs of revenues:
  Cost of network management services ........................      5,179       5,800      14,085      16,570
  Cost of equipment and other ................................      2,576       1,607       7,104       5,230
                                                                 --------    --------    --------    --------
    Total cost of revenues ...................................      7,755       7,407      21,189      21,800
                                                                 --------    --------    --------    --------
Gross profit .................................................      4,078       4,961      13,479      14,102
Operating expenses:
  Development ................................................        822       1,007       2,377       2,720
  Selling and marketing ......................................      1,423       1,688       4,299       4,650
  General and administrative .................................        820       1,297       2,720       3,658
  Amortization of deferred compensation ......................          9           9          49          27
                                                                 --------    --------    --------    --------
    Total operating expenses .................................      3,074       4,001       9,445      11,055
                                                                 --------    --------    --------    --------
Operating income .............................................      1,004         960       4,034       3,047
Other income (expense):
  Interest income ............................................        830         268       2,672       1,211
  Interest expense ...........................................        (12)         (2)        (42)         (8)
  Other net ..................................................         10           1          11          16
                                                                 --------    --------    --------    --------
                                                                      828         267       2,641       1,219
                                                                 --------    --------    --------    --------
Income before income taxes ...................................      1,832       1,227       6,675       4,266
Income tax expense ...........................................        678         454       2,470       1,515
                                                                 --------    --------    --------    --------
Net income ...................................................   $  1,154    $    773    $  4,205    $  2,751
                                                                 ========    ========    ========    ========

Basic net income per share ...................................   $   0.09    $   0.06    $   0.30    $   0.23
Weighted average shares used in basic per share calculation ..     12,877      12,125      13,910      12,090

Diluted net income per share .................................   $   0.09    $   0.06    $   0.28    $   0.21

Weighted average shares used in diluted per share calculation      12,910      13,274      15,153      13,206

                             See accompanying notes.

                             NETSOLVE, INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                              Nine Months Ended
                                                                                 December 31,
                                                                             --------------------
                                                                               2000         2001
                                                                             --------    --------
                                                                                  (unaudited)
Cash flows from operating activities:
  Net income .............................................................   $  4,205    $  2,751
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ........................................      1,665       2,424
    Amortization of deferred compensation ................................         49          27
    Deferred tax assets ..................................................      2,337       1,281
    Loss on disposition of property and equipment ........................          4           1
    Change in assets and liabilities:
     Accounts receivable, net ............................................      1,444        (584)
     Inventory and prepaid expenses and other assets .....................        489         258
     Accounts payable ....................................................       (922)        140
     Unearned Income .....................................................        (12)        803
     Accrued liabilities .................................................      1,409         252
                                                                             --------    --------
Net cash provided by operating activities ................................     10,668       7,353
                                                                             --------    --------
Cash flows from investing activities:

  Transfer of funds from (to) restricted cash ............................        306        (133)
  Purchases of property and equipment ....................................     (3,227)     (4,806)
                                                                             --------    --------
Net cash used in investing activities ....................................     (2,921)     (4,939)
                                                                             --------    --------
Cash flows from financing activities:

  Repurchase of common stock..............................................    (17,963)       (880)
  Payments under capital lease obligations ...............................       (380)       (252)
  Proceeds from exercise of common stock options and warrants ............        795         361
                                                                             --------    --------
Net cash used in financing activities ....................................    (17,548)       (771)
                                                                             --------    --------

Net (decrease) increase in cash and cash equivalents .....................     (9,801)      1,643
Cash and cash equivalents, beginning of period ...........................     57,185      45,411
                                                                             --------    --------
Cash and cash equivalents, end of period .................................   $ 47,384    $ 47,054
                                                                             ========    ========
Supplemental disclosure of cash flow information:

  Cash paid for interest .................................................   $     42    $      8
                                                                             ========    ========
  Income taxes paid ......................................................   $    278    $     52
                                                                             ========    ========

                             See accompanying notes.

                             NETSOLVE, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

           Information with respect to the three and nine months ended December
                    31, 2000 and 2001 is unaudited.

1.    Organization and Description of the Company

      NetSolve, Incorporated, a Delaware corporation, (the "Company") engages in the business of providing enterprise data networking management services within the United States. These services include network design, installation and implementation coordination, and ongoing network management. The Company also resells data networking equipment manufactured by selected leading suppliers of these products. The Company's services are designed to allow its clients to selectively outsource, or "out-task" network specific tasks in order to migrate to new technology, increase network reliability, and reduce overall network costs.

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

3.    Inventory

      Inventory consists of purchased finished goods held for sale to customers. Inventory is stated at the lower of cost or market with cost determined on a specific identification basis. Inventory reserves were $59,000 at March 31, 2001 and December 31, 2001.

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

                             NETSOLVE, INCORPORATED

                                December 31, 2001

      A reconciliation of the numerators and denominators used in computing per share net income is as follows (in thousands):

                                   Three months ended   Nine months ended
                                      December 31,        December 31,
                                   ------------------  ------------------
                                     2000      2001      2000      2001
                                   -------   -------   -------   -------

Numerator:

    Net income .................   $ 1,154   $   773   $ 4,205   $ 2,751
                                   =======   =======   =======   =======

Denominator:

    Denominator for basic net
      income per share--
      weighted average common
      stock outstanding ........    12,877    12,125    13,910    12,090
    Dilutive common stock
      equivalents--common stock
      options and warrants .....        33     1,149     1,243     1,116
                                   -------   -------   -------   -------

    Denominator for diluted net
      income per share--weighted
      average common stock
      outstanding and dilutive
      common stock equivalents .    12,910    13,274    15,153    13,206
                                   =======   =======   =======   =======

                             NETSOLVE, INCORPORATED

                                December 31, 2001

5.    Contingencies

      A consolidated putative class action complaint was filed on February 21, 2001 against the Company and certain of its officers in the United States District Court for the Western District of Texas, Austin Division. In re NetSolve Incorporated Securities Litigation, Civil Action No. A00-CA-591 SS. Plaintiffs seek to represent a class comprised of purchasers of the Company's common stock between April 18, 2000 and August 18, 2000 ("Class Period"). They allege that the defendants engaged in a fraudulent scheme by issuing false and materially misleading statements regarding the Company's business during the Class Period.

      The Company moved to dismiss the complaint on March 8, 2001 for failing to state a claim under which relief could be granted and for failing to comply with the pleading requirements of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. ss. 78u-4 et seq. On August 15, 2001, the District Court granted this motion in part and denied it in part. The District Court dismissed claims against one officer of the Company and dismissed certain of the theories under which plaintiffs alleged liability against the Company. However, the District Court let stand certain of the stated claims against the Company and certain of its officers.

      On December 17, 2001, the Company and individual defendants reached a settlement of this action. The plaintiff class will receive $2,750,000 in connection with the settlement, all of which will be funded by the Company's insurance carrier. This settlement is subject to approval by the United States District Court. A hearing on the settlement has not yet been scheduled. Should this settlement not be approved by the Court, it would not then be feasible to predict or determine the final outcome in this proceeding, and if the outcome were to be unfavorable, the Company's business, financial condition, cash flows and results of operations could be materially adversely affected.

      On December 6, 2001, a second putative securities class action complaint was filed against the Company, certain of its officers and the Company's underwriters of its initial public offering in the United States District Court for the Southern District of New York. Woodward v. NetSolve, Inc., 01 CV 11239. Plaintiff seeks to represent a class comprised of purchasers of the Company's common stock between September 29, 1999 and December 6, 2000 ("Class Period"). Plaintiff alleges that the defendants failed to properly disclose certain commissions, discounts and purported tie-in arrangements related to the Company's initial public offering. Plaintiff alleges claims under Sections 11 and 15 of the Securities Act against the Company, and plaintiff alleges claims under Section 11 and 12 of Securities Act, and Section 10 (b) of the Exchange Act, against the Company's underwriters. This case has been coordinated for pre-trial purposes with over 300 other cases alleging similar claims against other underwriters and companies. In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). It is not feasible to predict or determine the final outcome of this proceeding, and if the outcome were to be unfavorable, the Company's business, finances, condition, cash flow and results of operations could be materially adversely affected.

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

      In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. The Company does not expect the adoption of Statement 141 will have a significant impact on its financial statements.

      Also in July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets other than goodwill must be amortized over their estimated useful lives. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001. Beginning fiscal year 2003, the Company will adopt Statement 142 and will review its intangible assets and goodwill for impairment pursuant to this Statement. The Company does not expect the adoption of Statement 142 will have a significant impact on its financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

      This report and other presentations made by us contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events. They include, among others, statements relating to trends in revenue, projections, company growth, sales, margin and expenses, and the drivers behind those trends; our ability to obtain any needed additional working capital, the amount we use our facilities for anticipated growth in network management service revenues, trends in sales of network management services, sales of customer premise equipment, sales deriving from our work related to Cisco System, Inc.'s AVVID systems, the level of any stock repurchase we may undertake, payments requested by customers regarding our WAN guarantee, the amount of any added costs from anticipated new sales, marketing and development resources we gain, our reliance on resellers, the continued development of competition, the outcome of pending litigation and revenues derived from AT&T and other customers.

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

Overview

      We provide network management services that allow enterprises and carriers to outsource some or all network-specific activities in order to increase network reliability and up-time, reduce overall network costs, and simplify timely migration to new technologies. We were incorporated in September 1985 in the State of Delaware and began operating during the second half of 1987. Until December 1996, substantially all of our services revenues were derived from the sale of data transport services. To provide these transport services, we leased network transmission facilities from major carriers, and we also resold AT&T's transport services. We began developing our first remote network management service offering for WANs in early 1993 and began offering that service, together with AT&T's transport services, in the quarter ended March 31, 1994. We began selling network management services separately from our data transport services in the quarter ended March 31, 1995. We introduced our first security service in the quarter ended September 30, 1996. We discontinued our data transport business in the quarter ended December 31, 1996. We began offering network management services for LANs in the quarter ended June 30, 1997. We began offering virtual private network (VPN) management services during the quarter ended September 30, 2000. On June 21, 2001, we announced that IBM Global Services will offer NetSolve's ProWatch suite of managed network services worldwide. The acceptance of our first software licensing agreement occurred in the quarter ended September 30, 2001. This agreement allows another organization to utilize our technology to provide remote network management services to its customers. Additionally, on October 1, 2001, we announced that we will offer remote network management for Cisco Systems, Inc. Architecture for Voice, Video and Integrated Data (AVVID) Internet Protocol (IP) telephony systems.

      In January 2002, we entered into a new amendment to our agreement with AT&T relating to the Managed Router Services which accounted for 33% of our total revenues, 25% of our total network management services revenues and 26% of our recurring network management services revenues in the quarter ended December 31, 2001. The pricing terms of the new amendment include discounts on our services for each quarter which we anticipate having an adverse affect on our revenues. Based on our current financial projections for the 2002 calendar year, we anticipate that our revenues will decrease as a result of these discounts by approximately $160,000 for the quarter ended March 31, 2002, $230,000 for the quarter ended June 30, 2002, $580,000 for the quarter ended September 30, 2002, and $475,000 for the quarter ending December 31, 2002.

      We are currently renegotiating the terms of the amendment to our agreement with AT&T Frame Relay Plus Services. In January 2002, we entered into a letter agreement with AT&T whereby we effectively extended the term of the original amendment relating to Frame Relay Plus Services and agreed to continue to perform these services on the same terms as set forth in such amendment. In February 2002, we entered into a second letter agreement with AT&T in which we agreed to continue to provide network management services for new customers and locations under the existing Frame Relay Plus Services amendment with different pricing terms until February 22, 2002. As of February 13, 2002, we are continuing to actively renegotiate the terms of this amendment. We anticipate that this amendment will be renewed on terms, including pricing terms, substantially similar to those in the existing amendment. Our Frame Relay Services accounted for 21% of our total revenues, 27% of our total network management services revenues, and 20% of our recurring network management services revenues for the quarter ended December 31, 2001.

   Revenues

      Our revenues consist of network management services revenues as well as equipment resales and other revenues. Our network management services include both recurring and nonrecurring revenues:

      o Revenues from recurring services represent monthly fees charged to resellers or end users for our network management services, software licensing fees, software usage royalties and software maintenance fees. Recurring network management services revenues are typically based on the number of devices under management and are recognized in the period in which the services are rendered. In the nine months ended December 31, 2001, approximately 81% of network management services revenues were from recurring services.

      o Non-recurring network management services consist of data network design, project implementation services, equipment installation services, one-time project and development assignments that assist resellers in defining and creating new network management services and software professional fees. Non-recurring network management services primarily relate to services performed to assist customers in implementing new networks. Non-recurring network management revenues are also earned when implementing network management services for existing networks; however, the level of work and related fees are both lower. Non-recurring network management services revenues are generally recognized upon completion of the assignment or service. For example, we charge fees for project implementation services on a per-location or per-device basis and we recognize revenues associated with these services upon completion of the network implementation for the location or device.

      Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises sold to by our direct sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. Network management services revenues also include software licensing, usage royalties, maintenance fees and professional fees. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 2000 and 2001 and in the three and the nine month periods ended December 31, 2001. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in most cases, require that we continue providing services throughout the term of the reseller's contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

      We currently have a network management services contract with separate amendments that cover two primary services with two business units within AT&T:
AT&T Solutions (Managed Router Services) and AT&T Data and Internet Services (Frame Relay Plus Services). Revenues relating to these services currently account for 54% of our total recurring network management services revenues with AT&T. As described in the "Overview" section above, we entered into a new amendment relating to the Managed Router Services in January 2002. We also entered into two letter agreements with AT&T which extended the term of the amendment relating to the Frame Relay Plus Services until February 22, 2002, while we continue to actively negotiate a new amendment with respect to such services. AT&T accounted for 71% of our total revenues in fiscal year 2000, 69% of our total revenues in fiscal year 2001, and 63% of our total revenues for the nine months ended December 31, 2001. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in calendar year 2002, but we believe the percentage will continue to decline. No other customer accounted for more than 10% of our revenues in fiscal years 2000, 2001 or the nine months ended December 31, 2001.

      Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S.-based customers.

Results of Operations

Three months ended December 31, 2000 compared to three months ended December 31, 2001

   Revenues

      Total revenues. Total revenues increased 5%, from $11.8 million in the three months ended December 31, 2000 to $12.4 million in the three months ended December 31, 2001.

      Network management services. Revenues from network management services increased 21%, from $8.2 million in the three months ended December 31, 2000 to $9.9 million in the three months ended December 31, 2001, representing 69% of total revenues in the three months ended December 31, 2000 and 80% of total revenues in the three months ended December 31, 2001. The dollar and percentage increase was primarily due to increased recurring revenues resulting from a growth in the number of managed devices under contract and to a lesser extent revenues derived from software licensing fees. This increase was offset slightly by a decrease in implementation revenues resulting from fewer newly installed sites and decreased management fees for ordering and managing CPE for selected resellers.

      Equipment and other. Revenues from equipment and other decreased 33%, from $3.6 million in the three months ended December 31, 2000 to $2.4 million in the three months ended December 31, 2001. Revenues from equipment and other sales decreased primarily as a result of lower equipment sales due to lower demand caused by a general slowdown of corporate spending on network infrastructures.

   Costs of revenues

      Cost of network management services. Cost of network management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 12%, from $5.2 million in the three months ended December 31, 2000 to $5.8 million in the three months ended December 31, 2001, representing 63% of network management services revenues in the three months ended December 31, 2000 and 58% in the three months ended December 31, 2001. The dollar increase was due primarily to the addition of personnel to accommodate growth and upgrades to the network management infrastructure. The percentage decrease was due primarily to improvements in processes and tools which have resulted in a higher number of managed devices per operations employee.

      Cost of equipment and other. Cost of equipment and other includes the purchase of CPE from manufacturers and distributors and maintenance contracts purchased for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of equipment and other decreased 38%, from $2.6 million in the three months ended December 31, 2000 to $1.6 million in the three months ended December 31, 2001, representing 71% of equipment and other revenues in the three months ended December 31, 2000 and 66% of such revenues in the three months ended December 31, 2001. The decrease in dollars was primarily due to the decrease in equipment sales. The decrease in percentage was due to an increase in CPE maintenance revenue as a percentage of equipment and other revenue which generally has higher gross margins than equipment sales.

   Operating expenses

      Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses increased 23%, from $822,000 in the three months ended December 31, 2000 to $1.0 million in the three months ended December 31, 2001, representing 7% of total revenues in the three months ended December 31, 2000 and 8% of total revenues in the three months ended 2001. The increase in dollars and as a percentage in revenue was due to an increase in the number of software and service development personnel devoted to the development and enhancement of network management tools and our network management services.

      Selling and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 19%, from $1.4 million in the three months ended December 31, 2000 to $1.7 million in the three months ended December 31, 2001, representing 12% of total revenues in the three months ended December 31, 2000 and 14% of total revenues in the three months ended December 31, 2001. The increase in dollars and as a percentage of revenue was due to increased costs related to the addition of sales and marketing personnel. This increase was partially offset by decreased spending for advertising during the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.

      General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses increased 58%, from $820,000 in the three months ended December 31, 2000 to $1.3 million in the three months ended December 31, 2001, representing 7% of total revenues in the three months ended December 31, 2000 and 10% of total revenues in the three months ended December 31, 2001. The increase was due primarily to approximately $438,000 of additional spending related to rent and operating costs of a facility that we have leased which will be utilized for anticipated growth in network management services revenues.

   Other income, net

      Other income, net consists primarily of interest income earned on our cash balances, offset by interest expense from our leases for capital equipment. Other income, net decreased from $828,000 in the three months ended December 31, 2000 to $267,000 in the three months ended December 31, 2001, representing 7% of total revenues in the three months ended December 31, 2000 and 2% in the three months ended December 31, 2001. The decrease was primarily due to lower average interest rates for the three months ended December 31, 2001 compared to the same period in the prior year.

Nine months ended December 31, 2000 compared to nine months ended December 31, 2001

   Revenues

      Total revenues. Total revenues increased 4%, from $34.7 million in the nine months ended December 31, 2000 to $35.9 million in the nine months ended December 31, 2001.

      Network management services. Revenues from network management services increased 14%, from $24.7 million in the nine months ended December 31, 2000 to $28.2 million in the nine months ended December 31, 2001, representing 71% of total revenues in the nine months ended December 31, 2000 and 79% of total revenues in the nine months ended December 31, 2001. The dollar increase was primarily due to increased recurring revenues resulting from a growth in the number of managed devices under contract and to a lesser extent revenues derived from software licensing fees. The increase in recurring revenues was partially offset by a decrease in implementation revenues. Implementation revenues decreased in the current year period versus the prior year because a higher percentage of new devices placed under management in the current year were in existing networks which are charged at a lower rate per device. A significant portion of the existing networks implemented in the current year period was related to the acquisition of the Comdisco customer base which had no implementation revenues.

      Equipment and other. Revenues from equipment and other decreased 23%, from $10.0 million in the nine months ended December 31, 2000 to $7.7 million in the nine months ended December 31, 2001. Revenues from equipment and other sales decreased primarily as a result of lower equipment sales due to lower demand caused by a general slowdown of corporate spending on network infrastructures.

   Costs of revenues

      Cost of network management services. Cost of network management services increased 18%, from $14.1 million in the nine months ended December 31, 2000 to $16.6 million in the nine months ended December 31, 2001, representing 57% of network management services revenues in the nine months ended December 31, 2000 and 59% of such revenues in the nine months ended December 31, 2001. The dollar and percentage increase was due primarily to the addition of personnel to accommodate growth and upgrades to the network management infrastructure.

      Cost of equipment and other. Cost of equipment and other decreased 26%, from $7.1 million in the nine months ended December 31, 2000 to $5.2 million in the nine months ended December 31, 2001, representing 71% of equipment and other revenues in the nine months ended December 31, 2000 and 68% of such revenues in the nine months ended December 31, 2001. The decrease in dollars was due to reduced costs of equipment sales resulting from the decrease in equipment sales. The percentage decrease was due to increased CPE maintenance revenue which generally has higher gross margins than equipment sales.

   Operating expenses

      Development. Development expenses increased 14%, from $2.4 million in the nine months ended December 31, 2000 to $2.7 million in the nine months ended December 31, 2001, representing 7% of total revenues in the nine months ended December 31, 2000 and 8% of total revenues in the nine months ended December 31, 2001. The increase in dollars and as a percentage of total revenues was due to an increase in the number of software and service development personnel and outside contractors devoted to the development and enhancement of network management tools and our network management services.

      Selling and marketing. Sales and marketing expenses increased 8%, from $4.3 million in the nine months ended December 31, 2000 to $4.7 million in the nine months ended December 31, 2001, representing 12% of total revenues in the nine months ended December 31, 2000 and 13% of total revenues in the nine months ended December 31, 2001. The increase in dollars and as a percentage of revenue was due to increased costs related to the addition of sales and marketing personnel. This increase was partially offset by decreased spending for advertising during the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000.

      General and administrative. General and administrative expenses increased 35%, from $2.7 million in the nine months ended December 31, 2000 to $3.7 in the nine months ended December 31, 2001, representing 8% of total revenues in the nine months ended December 31, 2000 and 10% of revenue in the nine months ended December 31, 2001. The increase was due primarily to approximately $1.0 million of additional spending related to rent and operating costs of a facility that we have leased which will be utilized for anticipated growth in network management services revenues.

   Other income, net

      Other income, net decreased from $2.6 million in the nine months ended December 31, 2000 to $1.2 million in the nine months ended December 31, 2001, representing 8% of total revenues in the nine months ended December 31, 2000 and 3% in the nine months ended December 31, 2001. The decrease was primarily due to lower average interest rates for the nine months ended December 31, 2001 compared to the same period in the prior year.

Quarterly results of operations

      Results of operations have varied from quarter to quarter. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may fluctuate as a result of many factors, including our ability to renew or retain existing end-user and reseller relationships (including our ability to renew our agreement with AT&T related to Frame Relay Plus services, which, unless renewed, will expire on February 22,
2002), the cost of introducing new service offerings and the profitability of such offerings, and the level and nature of competition. Further, we may be unable to adjust spending rapidly enough to compensate for any significant fluctuations in the number of new managed devices implemented in a given period. Any significant shortfall in the number of new managed devices could therefore seriously damage our business. Finally, there can be no assurance that we will be profitable in the future or, if we are profitable, that our levels of profitability will not vary significantly between quarters.

Liquidity and capital resources

      Net cash provided by operating activities for the nine months ended December 31, 2000 was $10.7 million and $7.4 million for the nine months ended December 31, 2001.

      We used $3.2 million in the nine month period ended December 31, 2000 to purchase capital assets primarily used in the delivery of our network management services and $4.8 million in the nine month period ended

December 31, 2001 to purchase capital assets, including leasehold improvements related to the addition of our new facility, and to purchase capital assets used in the delivery of our network management services. We currently have no material commitments for capital expenditures. We paid $380,000 for the nine month period ended December 31, 2000 and $252,000 for the nine month period ended December 31, 2001, toward our lease obligations for capital equipment.

      We used $880,000 during the nine months ended December 31, 2001 to repurchase 135,000 shares of our common stock. We have approval from our Board of Directors to purchase up to four million shares, including those previously repurchased. Since the inception of the stock repurchase program, the Company has repurchased 2.9 million shares of its common stock at an aggregate cost of approximately $21.1 million. The extent and timing of any repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including for use in connection with the Company's stock option plans, or may be retired.

      As of December 31, 2001, we had $47.1 million in cash and cash equivalents, $4.6 million in net accounts receivable and $48.7 million in working capital. We believe that our current cash balances together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures, stock buy back program and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

      As of December 31, 2001, we had net operating loss carryforwards of approximately $5.8 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2007 if not utilized. We had alternative minimum tax credit carryforwards of $350,000 which do not expire. We had foreign tax credit carryforwards of $100,000 which expire beginning in 2006 if not utilized. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization.

Risk Factors

We may be unable to operate profitably in the future.

      We may not operate profitably. Although we began operating in 1987, we did not introduce our first network management service until the quarter ended March 31, 1994. Our history of operating profitably in the network management services business is short, and it is difficult to predict our future revenues and operating results. We have previously incurred substantial net losses. Our ability to operate profitably in the future depends on increasing sales of our services while maintaining sufficient gross profit margins. We must, among other things:

      o maintain satisfactory relationships with resellers such as AT&T, our largest customer, and network equipment manufacturers such as Cisco;

      o renew the Frame Relay Plus Services contract amendment with AT&T, which, unless renewed, will expire on February 22, 2002;

      o establish relationships with additional marketing partners for the resale of our services;

      o develop software to make our principal existing service, ProWatch for WANs, more efficient and economical;

      o     develop and sell other network management services; and

      o maintain reliable, uninterrupted service from our network management center 24 hours per day, seven days per week.

Our revenues will decline significantly and our business will be adversely affected if AT&T discontinues, or materially reduces, sales of our services.

      Sales to AT&T, which resells our services to its customers, accounted for 69% of our total revenues in the fiscal year ended March 31, 2001 and 63% of our total revenues for the nine months ended December 31, 2001. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in calendar year 2002, but we believe the percentage will continue to decline. To the extent we continue to depend on AT&T for a large portion of our sales, our total revenues will decline materially if AT&T discontinues selling our services or significantly reduces its sales of our services. We cannot be sure that we will be successful in reducing our dependence on AT&T in the future.

      The term of our contract amendment with AT&T relating to Frame Relay Plus services has been extended by the terms of a letter agreement until February 22, 2002, and we are currently renegotiating the terms of this amendment. Failure to renew this amendment at all or failure to renew the amendment on favorable terms would seriously damage our business. We cannot assure you that this amendment will be renewed or, that if renewed, that such agreement will contain favorable terms. The discounted pricing terms included in the renewed amendment with AT&T relating to our Managed Router Services will have an adverse affect on our revenues.

      Our agreements with AT&T are not exclusive arrangements. We will need to maintain a good working relationship with different business units of AT&T in order to maintain the business we currently provide to AT&T's customers and to encourage AT&T to sell our services to additional customers. We cannot assure you that AT&T will continue to sell our services to existing or additional AT&T customers. A substantial reduction in our AT&T business from any cause, including those described above, would result in diminished revenues for an extended period of time as we attempted to replace that business.

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

      Our revenues are difficult to forecast and may fluctuate for a number of reasons:

      o the market for network management services is relatively new, and we have no reliable means to assess overall customer demand;

      o we derive a majority of our revenues from AT&T and other resellers, and our revenues therefore depend significantly on the willingness and ability of AT&T and those other resellers to sell our services to their customers;

      o we may not be able to attract additional resellers to market our services as expected;

      o we expect to encourage end users to purchase equipment and equipment maintenance services from other sources, and we therefore anticipate that our revenues from equipment hardware and maintenance resales will continue to decline as we seek to manage our mix of revenues;

      o     we may not add new end users as rapidly as we expect;

      o we may lose existing end users as the result of competition, problems with our services or, in the case of end users who are customers of our resellers, problems with the reseller's services; and

      o we may not be able to develop new or improved services as rapidly as they are needed.

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

      Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 94% of our recurring network management services revenues in the nine months ended December 31, 2001. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate substantially all of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services, as well as our ability to introduce enhanced versions of these services that make these services more efficient and economical.

Our failure to develop and sell additional services could impair our financial results and adversely affect our business.

      Our future financial performance will depend in part on our ability to develop, introduce and sell new and enhanced network management services other than WAN management services, including services that:

      o address the increasingly sophisticated needs of current and prospective end users; and

      o respond on a timely and cost-effective basis to technological advances and emerging industry standards and protocols.

      Although we have developed new services, such as network management services for local area networks, or LANs, network security services, and Internet Protocol telephony systems, we have not derived significant revenues from these services to date. We cannot be sure that we will be successful selling these services or developing additional services on time or on budget. The development of new services is a complex and uncertain process. The newness of the market for remote network management services makes it difficult to determine whether a market will develop for any particular network management service. If we succeed in increasing the percentage of our revenues that is derived from resellers, we may have weaker relationships with the end users of our services, making it even more difficult for us to identify services acceptable to our target market of mid-sized companies. We cannot assure you that future technological or industry developments will be compatible with our business strategy or that we will be successful in responding to these changes in a timely or cost-effective manner. Our failure to develop and sell services other than WAN management services could seriously damage our business.

Our business may be harmed if we lose the services of our chief executive officer.

      Our ability to build our business and compete effectively depends to a significant degree on the skills, experience and efforts of our executive officers, including Craig S. Tysdal, our president and chief executive officer. Mr. Tysdal has led us during our transition from our data transport business to the network management services field. He is a key representative in our relationship with AT&T. We do not have employment contracts requiring Mr. Tysdal or any of our other personnel to continue their employment for any period of time, and we do not maintain key man life insurance on Mr. Tysdal or any of our other personnel. The loss of the services of Mr. Tysdal could seriously damage our business.

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

      If the market for out-sourced network management services grows as we expect, we believe this market will become highly competitive. Competition is likely to increase significantly as new network management services companies enter the market and current competitors expand their service and product lines. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

    o   larger technical staffs;

    o   more established sales channels;

    o   more software development experience;

    o   greater name recognition; and

    o substantially greater financial, marketing, technical and other resources.

If our operations are interrupted, we may lose customers and revenues.

      We must be able to operate our network management infrastructure 24 hours per day, seven days per week without interruption. If our operations are interrupted, we may lose customers and revenues. All of our network management services are provided remotely from our network management center, which is located at a single site in Austin, Texas. We do not have any redundant systems at a separate geographic location. In order to operate without interruption, we must guard against:

      o power outages, fires, tornadoes and other natural disasters at our network management center;

      o     telecommunications failures;

      o     equipment failures or "crashes;"

      o     security breaches; and

      o     other potential interruptions.

      Any interruptions could:

      o require us to make payments on the contractual performance guarantees we offer our customers;

      o     cause end users to seek damages for losses incurred;

      o require us to spend more money replacing existing equipment or adding redundant facilities;

      o     damage our reputation for reliable service;

      o     cause existing end users and resellers to cancel our contracts; or

      o make it more difficult for us to attract new end users and resellers.

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

      The Company moved to dismiss the complaint on March 8, 2001 for failing to state a claim under which relief could be granted and for failing to comply with the pleading requirements of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. ss. 78u-4 et seq. On August 15, 2001, the District Court granted this motion in part and denied it in part. The District Court dismissed claims against one officer of the Company and dismissed certain of the theories under which plaintiffs alleged liability against the Company. However, the District Court let stand certain of the stated claims against the Company and certain of its officers.

      On December 17, 2001, the Company reached a settlement of this action, which settlement is subject to final approval by the United States District Court. A hearing on the settlement has not yet been scheduled.

      On December 6, 2001, a second putative securities class action complaint was filed against the Company, certain of its officers and the Company's underwriters of its initial public offering in the United States District Court for the Southern District of New York. Woodward v. NetSolve, Inc., 01 CV 11239. Plaintiff seeks to represent a class comprised of purchasers of the Company's common stock between September 29, 1999 and December 6, 2000 ("Class Period"). Plaintiff alleges that the defendants failed to properly disclose certain commissions, discounts and purported tie-in arrangements related to the Company's initial public offering. Plaintiff alleges claims under Sections 11 and 15 of the Securities Act against the Company, and plaintiff alleges claims under Sections 11 and 12 of Securities Act, and Section 10(b) of the Exchange Act, against the Company's underwriters. This case has been coordinated for pre-trial purposes with over 300 other cases alleging similar claims against other underwriters and companies. In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).

Item 2.   USE OF PROCEEDS

      The Company's registration statement on Form S-1 (File No. 333-65691) was declared effective on September 28, 1999. Gross proceeds from the offering were used to pay offering costs through December 31, 1999. Net proceeds from the offering in the amount of $21,059,000 have been used to repurchase 2,930,316 shares of the Company's common stock under its stock repurchase program. The remainder of the proceeds of this offering is temporarily invested in short-term, investment-grade, interest bearing securities pending their use for other purposes.

Item  6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            None

      (b)   Reports on Form 8-K

            No reports were filed on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2002                 NETSOLVE, INCORPORATED


                                       By: /s/ CRAIG S. TYSDAL
                                           -------------------------------------
                                           Craig S. Tysdal
                                           President and Chief Executive Officer




                                       By: /s/ KENNETH C. KIELEY
                                           -------------------------------------
                                           Kenneth C. Kieley
                                           Vice President-Finance,
                                           Chief Financial Officer
                                           and Secretary