Form 10-K
period 2002-03-31
NETSOLVE INC
filed 2002-06-10
CIK 1071342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the fiscal year ended March 31, 2002
                                       or
     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [_]

    On April 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $47,409,057 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Registrant's Common Stock). On April 30, 2002, there were 12,043,462 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement pursuant to Regulation 14A for the Registrant's 2002 Annual Meeting of Stockholders to be held on July 17, 2002, which will be filed with the Commission not later than 120 days subsequent to March 31, 2002, are incorporated by reference into Part III of this report.

                             NETSOLVE, INCORPORATED

                                TABLE OF CONTENTS

Part I                                                                                                  Page
------
Item 1.       Business                                                                                    3

Item 2.       Facilities                                                                                 11

Item 3.       Litigation                                                                                 11

Item 4.       Submission of Matters to a Vote of Security Holders                                        12

              Executive Officers of the Registrant                                                       13

Part II
-------

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters                  14

Item 6.       Selected Financial Data                                                                    14

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations      16

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                 32

Item 8.       Financial Statements and Supplemental Data                                                 33

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       51

Part III
--------

Item 10.      Directors and Executive Officers of the Registrant                                         51

Item 11.      Executive Compensation                                                                     51

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
              Matters                                                                                    51

Item 13.      Certain Relationships and Related Transactions                                             51

Part IV
-------

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           52

PART I

Item 1. BUSINESS

     NetSolve offers a range of remote network infrastructure management services that allow enterprises to out-task some or all of their network management to increase network availability, performance and security while reducing overall network operations cost, and simplifying timely migration to new technologies. At our customers' election, our solutions can address all or selected parts of lifecycle network operations, which consists of network configuration and design, implementation, monitoring, fault diagnosis and resolution, and performance management. We provide network management services remotely 24 hours a day, 365 days a year from our Network Management Center
(NMC) in Austin, Texas. We develop and operate software tools that allow us to manage these networks and allow our customers to access real-time network status and reports via the Web. We have offered network management services since 1995 and currently have over 1,000 customers representing more than 40,000 managed sites in 53 countries. Our solutions are scalable across multiple industries and enterprises of all sizes. Our services are provided both directly to end users as well as indirectly through resellers such as AT&T, IBM and NEC.

Our solutions

     Our solutions allow enterprises to solve network problems and to transition to new technologies. Enterprises benefit from NetSolve's expertise and breadth of services without incurring the expense of acquiring internal tools and resources to maintain their network. Our services can also be described as mass customized, meaning we apply proven (i.e., learned and continually improved) processes and tools to customers of all sizes to meet their individual requirements. This mass customized approach permits the use of similar tools and processes among customers allowing us to provide price and performance value to our customers.

     Full breadth of network management services. Our services are generally marketed under the brand name ProWatch(R). Our ProWatch suite of services covers issues encountered by customers in the LAN (local area network), IPT (IP Telephony), WAN (wide area network), network security, server and desktop areas of their business. With the exception of the new desktop and server services, the ProWatch suite covers the entire lifecycle of an enterprise's network requirements, including fault, configuration and performance management.

     Reduced costs. Singularly focused on network management, NetSolve is able to spread personnel-related costs, as well as costs of necessary network infrastructure, software and tools, across hundreds of end users. As a result, we are typically able to offer a more efficient network management solution at a lower cost than if internally managed.

     Increased business impact. Our end users no longer have to use their internal resources to respond to the time-consuming and interrupt-driven responsibilities of daily network operations. Hence, these organizations can focus their resources on applying technology to improve their business.

     Enhanced customer service. We own the network problems. NetSolve takes ownership when a network issue arises and works on behalf of our customers through resolution. We offer service guarantees that provide customers up to 100% of their management fee back each month.

     Ease of network maintenance and technology upgrades. Our network management professionals act as an extension of our customer's internal IT (information technology) staff. We report to end users on a regular basis recommending upgrades or changes when appropriate. We apply our technical skills and learning across hundreds of networks and bring this breadth of experience to our customer's unique issues. Additionally, we continually train our professionals on emerging technologies that are impacting the network infrastructure, such as IPT. As a result, we are able to assist enterprises as they migrate their network to new technologies.

     Enhanced network control. When NetSolve manages a network, our customers continually have a window into their networks. We enable customers to maintain ultimate control and visibility into critical network status and information. End users have access to ProWatch Exchange(R), NetSolve's network management Web portal, providing customers with real-time network status of every site we manage for them, as well as on-demand network performance reports.

Strategy

     Our goal is to be the leading provider of remote network infrastructure management services. The key elements of our strategy include the following:

Deliver targeted solutions and expand service offerings. We are focused on solving network management needs for enterprises that are either assimilating new technology or are attempting to solve complex IT issues. We believe that the market to offer end-to-end network management services for enterprises is largely untapped and that our solutions allow us to enter new and exciting markets such as infrastructure security and IPT and to extend our services to areas such as remote office management. We will seek to grow these solutions by specifically targeting key industry verticals, such as mid-tier financial institutions for our security offering. We intend to continue to grow our expertise in WAN, LAN, IPT, network security and server devices in order to provide specialized service solutions for managing IPT, host and network security, remote office and VPNs (virtual private networks).

Support leading technologies. We support only the leading providers of networking hardware and carrier services including AT&T, Qwest Communications, Sprint, Worldcom, various regional bell operating companies and competitive local exchange carriers (LECs), in the data transport arena, and Cisco and Visual Networks in the market for customer premise equipment (CPE).

Add distribution partners. We will continue to market our services both directly and by selecting strategic distribution partners who can bundle our services with solutions, transport services, network equipment or consulting and integration services. These partners will be focused on including network management as a key component of their total services offering. We believe that we can expand our current distribution relationships to further enhance this significant competitive advantage.

License our technology. We will continue to license our technology and processes to foreign companies and non-competing U.S. domestic companies that desire to bring the NetSolve customer experience to their country or company. We entered into a licensing agreement with NEC Corporation of Japan in fiscal 2001 under which NEC Japan is authorized to utilize our internally developed network management software tools as well as the service descriptions and processes that we design and utilize to manage the customer.

Network management services

     NetSolve's focus is on growing our recurring network management services revenues. Our network management services are primarily comprised of recurring revenue. NetSolve's service offerings combine core remote network management capabilities such as remote router, switch and firewall management into comprehensive solutions offerings that help our customers assimilate new technologies or address complex IT management issues.

   Core remote management services

     Our core services include the remote management of routers, switches, firewalls, network intrusion detection devices, host-based intrusion detection software, servers and desktops. Historically, NetSolve has sold these core services independently under its ProWatch brand such as ProWatch for WANs(R), ProWatch for LANs(R) and ProWatch Secure(R). Recently we have focused on combining these capabilities to provide three distinct remote management solutions to our customers. These solutions are Infrastructure Security, IPT and Remote Office Management. Each one of these service offerings combines elements of our core services into a comprehensive solution for our customer.

     The WAN service includes management of the WAN-attached router; the customer service unit, or CSU, connecting the router to the transport provider's Frame Relay, ATM, or IP service; and the transport provider's network services. The WAN service generally includes a guarantee to provide the customer end-to-end network availability for at least 99.5% of the time in any given month, with the customer generally receiving a refund of the management fee in any month the guaranteed availability rate is not achieved. Substantially all of our recurring network management services revenues are derived from ProWatch for WANs and related WAN services.

     In addition to the management of the WAN infrastructure between headquarters sites and remote offices, we provide management of the LAN, server management, desktop asset management, and VPN management services. With our LAN management service we measure, monitor and manage the routers, switches and intelligent hubs in remote office LANs. We also provide remote availability, asset management, and performance monitoring for Windows 95/98/2000/NT and Sun Solaris servers. For desktops, we provide asset management and tracking for our customers enabled through our Web portal ProWatch Exchange, described below. The VPN service is the same that is described in the Infrastructure Security section.

   Solutions

        Infrastructure Security
        -----------------------

     NetSolve's infrastructure security offering addresses security needs of an enterprise 24 hours a day, 365 days a year. These remote security management capabilities include firewall management, intrusion detection management, host-based intrusion detection management, and virtual private network configuration and management. These security services are designed to protect an enterprise's critical IT infrastructure with around-the-clock monitoring and policy management services. The services described below may be sold separately or be combined for a more complete offering.

     NetSolve's security offering includes the following services:

         Firewall Management. The firewall management service provides active management of the firewall which is the electronic barrier between network segments. Security engineers review firewall logs and event streams to detect suspicious activity. ProWatch Secure Managed Firewall Service supports Cisco's PIX Firewall series and Checkpoint firewalls.

         Intrusion Detection Management. The intrusion detection management service uses Cisco's IDS sensor to detect suspicious activity on customer networks, repel attacks and bar the potential intruder from accessing the end user's network.

         Host-Based Intrusion Detection Management. The host intrusion detection management service protects critical servers such as Web and mail servers. This service can prevent and alarm on those types of network attacks that cannot be fully prevented by a firewall or network intrusion detection device. This service utilizes Entercept's Host IDS technology.

         Virtual Private Network Management. The virtual private network configuration management service can be used by enterprises to establish and maintain point-to-point VPNs between routers and firewalls. NetSolve provides remote monitoring and management of this secure connection.

        IPT (IP Telephony)
        -----------------

     NetSolve combines remote router, switch, security and server management capabilities to provide a remote management solution for IPT. NetSolve's IPT service currently delivers remote operations support services for Cisco's Architecture for Voice, Video and Integrated Data (AVVID). AVVID integrates telephony functions onto IP-based LANs eliminating the need for PBX equipment and enabling converged applications. The IPT service is intended for use in conjunction with an AVVID IP Telephony Certified Cisco Partner that provides Plan, Design,

Implement (PDI) services. Operations managed by NetSolve consist of the ongoing management and reporting services for an IP Network and its IP Telephony functionality after the PDI activities are complete.

     This service allows customers to migrate to an IPT implementation with NetSolve assisting them with quality of service, reliability or availability issues.

       Remote Office Management
       ------------------------

       NetSolve's remote office infrastructure management solution combines many of NetSolve's historical services with new offerings aimed at providing customers with solutions for the management of their remote office infrastructure. These services include remote management of the WAN and LAN infrastructure, management of security, and management of server and desktop assets.

   Web-enabled tools

     NetSolve's Web-enabled network management tools provide end users with access to up-to-date status information of their networks and is designed to give end users increased understanding of their networks while they out-task the network management to NetSolve. Access to this information is included as a component of our standard network management services and is provided to end users at no additional charge. End users access these tools through a standard web browser using our ProWatch Exchange application. ProWatch Exchange provides trouble ticket status and history. An active network map displays the status of all managed sites in an end user's network and online viewing access to the monthly availability and on-demand performance reports included with the various remote network management services.

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

     We also resell on-site maintenance services, primarily to customers who have purchased the associated equipment from us. These services address issues associated with hardware failures and software bugs, as well as software upgrades provided for under the equipment provider's maintenance contract. These maintenance services are provided by 3Com or its successors, Bay/Nortel, Cisco and Nextira. We anticipate that sales of new maintenance contracts will decline over time as current contracts expire and some are not renewed.

Customers

     Historically, our solutions were primarily designed to address the needs of middle market enterprises, roughly defined as companies that have between 100 and 1,000 employees and annual revenues between $25 million and $500 million. While we believe this is the key opportunity area for our solutions, we also provide services to larger enterprises that can utilize our standard packaged services without requiring significant customization. We currently have over 1,000 end users representing over 40,000 managed sites. Our end users consist of our direct customers as well as customers of our resellers

     Most of our resellers use our brand; however, AT&T and some others resell our services under their trade and brand names. We receive our revenues directly from the resellers. In some situations, the resellers include the cost of our services in the pricing they establish for their related services while in other cases the services and CPE we provide are billed separately by the reseller. Our resellers include AT&T, IBM, Berbee, Garrison, Planetary Networks, EIA, NEC Business Network Solutions, Solarcom, Inc., Broadwing and Spectria.

     We have derived a significant portion of our revenue from one reseller, AT&T. No other customer accounted for more than 10% of our revenues in any of the last three fiscal years.

Relationship with AT&T

     We have two primary reseller agreements with AT&T, one for Managed Router Service and one for Managed DSU Service. AT&T has sold these network management services to their customers in conjunction with AT&T's overall network solution offering using AT&T's trade and brand names. Our technicians have worked directly with AT&T's sales and marketing personnel and the end users to design, implement and manage the end users' networks. As with our other reseller arrangements, we receive our revenues for the resale of our services to AT&T customers directly from AT&T. AT&T accounted for 71% of our total revenues in fiscal year 2000, 69% of our total revenues in fiscal year 2001, and 61% of our total revenues in fiscal year 2002. Our two primary agreements with AT&T accounted for 55% of our total revenues in fiscal year 2002.

         The Managed Router Service agreement with AT&T was renewed in January 2002 and the Managed DSU Service agreement with AT&T was renewed in April 2002. These two agreements currently terminate on June 30, 2003 with respect to placing new orders for service.

         The agreement for Managed Router Service provides that AT&T may cancel all of its orders for Managed Router Service by providing us with 180 days advance written notice. At the end of the notice period, an eight-month ramp-down period would begin, except that the ramp-down period may not begin prior to July 1, 2003. Each month during the ramp-down period, AT&T may transition no more than 12.5% of the existing sites away from NetSolve. After the eight-month ramp-down, NetSolve may continue to provide Managed Router Service only if mutually agreed between NetSolve and AT&T. In addition to the cancellation by AT&T of all orders for Managed Router Service, AT&T may cancel individual orders upon 30 days notice under certain circumstances.

     The agreement for Managed DSU Service provides for NetSolve to deliver the services for the original end-user service term of each order (subject to certain exceptions specifically set forth in the agreement), up to a maximum service term of 36 months, and further provides AT&T the option to continue the services on a month-to-month basis following the expiration of the service term for individual end users.

Sales and marketing

     We market our services directly to end users as well as to resellers. Services sold to carrier resellers are primarily for incorporation in services the carriers sell directly to end users. Our strategy includes building our reseller channels, and we expect that these channels will continue to represent a large percentage of our network management revenues for the foreseeable future. In an effort to create greater value in our partnerships, we are working with our partners to move from strictly a reseller model to an ecosystem that provides a comprehensive solution to customer problems. Our channel partners fill important gaps in planning, design and implementation services in order to more completely meet our customer needs. With this model, we can help our customers assimilate new technologies, and implement and manage complex technologies, and then assume responsibility for the ongoing operation of these networks. Substantially all sales of our services to date have been made in the U.S. However, we remotely manage locations in 53 countries around the world for these U.S. based customers.

     At March 31, 2002, we employed 28 people in the sales and sales support area. Our sales organization helps resellers define services and familiarize the resellers' sales forces with our services and networking options. Reseller support by our sales organization also includes assistance with responses to requests for proposals, network design and proposal generation, and participation in sales calls to potential customers. Certain sales individuals are also responsible for direct sales of our services to end users.

     At March 31, 2002, we employed 7 people in marketing who are responsible for marketing communications, public relations and product marketing. Primary marketing communications include direct mail promotions, seminars, sales collateral and support, and design and maintenance of our web site. Public relations activities include obtaining media coverage and public recognition. Product marketing activities include the creation of marketing, product, and business plans as well as the delivery of tools for our sales force and our channels including service definitions, pricing, competitive analysis, sales presentation materials and industry-specific data sheets. The marketing group also works with our larger reseller partners to define, develop and implement their own services that embed a core NetSolve service.

Software and services development

     Our software and services development groups consisted of 31 people as of March 31, 2002. One objective of our software development group is to develop or integrate the tools we utilize to manage networks and to develop software applications, such as ProWatch Exchange, which become components of our services. While certain of our applications and tools are proprietary, all are built using industry-standard protocols, tools and development environments, including Hypertext Markup Language (or HTML), Java, Java Script, Microsoft Access, Oracle 8.x relational database software and development tools, Remote Monitoring (or RMON), SNMP and Visual Basic. Another objective of our software development group is to create versions of our tools that can be utilized under license by third party providers of remote network management services such as is being done for NEC Japan. The objective of our services development group is to research new technologies and develop new service offerings, including early operations processes that address the needs of our target customers with respect to these technologies.

Operations

     Our operations organization, comprised of 212 individuals as of March 31, 2002, is responsible for delivery of our services to end users. By defining network management tasks into sets of tightly defined services, we are able to deliver functionality to our end users at cost-effective prices. Our services generally are provided using a team approach where each customer is assigned to a team of customer engineers, with one member of the team being assigned primary customer responsibility and each member providing backup when the primary engineer is not available.

     Other groups within our operations group support these customer engineer teams. The first level of service delivery is our NMC, which is staffed 24 hours a day, 365 days a year with network engineers and technicians who have a broad range of technical expertise. Our NMC continuously monitors responses to polls to managed devices and opens trouble tickets in response to network outages. The goal of this group is to provide the end user with notice and a diagnosis within 15 minutes of a network failure. Upon isolation of the problem, the appropriate service provider is dispatched (to the end user's premises if required) to repair the outage. NMC employees can electronically enter trouble tickets into selected transport provider's systems to enable faster resolution of carrier network issues.

     Other groups within operations include project managers, process managers, installation engineers, and equipment staging and configuration personnel. The Integrated Systems Support team handles all server, telephony and network infrastructure for internal business users as well as maintaining all customer connections. Finally, the process and tools automation team's primary focus is to drive down the unit cost of our products while increasing quality of service to our customers.

     We deliver our services utilizing a workforce having a wide range of skills, from entry-level to highly trained networking professionals. We use a strict operational methodology combined with proprietary software tools to leverage our workforce. We believe that we can meet our resource requirements by hiring experienced networking professionals and by recruiting and training recent college graduates. Nonetheless, qualified IT professionals are in short supply, and we face significant competition for these professionals.

     Our approach to loss of the critical systems and management network infrastructure utilized to manage customer networks is one of disaster avoidance backed up by selected mission critical systems disaster recovery. For disaster avoidance for the potential loss of access to local telecommunications infrastructure, we employ a SONET ring which is served from two separate local exchange carrier serving offices and maintain on-site failover technologies for critical server and database components. The customer network management infrastructure and major critical server and database components are replicated in a multi-site failover infrastructure in order to mitigate a complete loss of our primary facility. Using NetSolve branded services as well as other products, the infrastructure is monitored 24 hours a day, 365 days a year with certified professionals on call to resolve issues with minimal impact.

     We have implemented a range of security measures to prevent unauthorized access to our networks and to our customers' networks. Customer networks are connected to NetSolve's management infrastructure with separate connections (Frame Relay PVC or VPN, for example) for each customer, which, by their nature, restrict traffic flow to only the two endpoint networks. NetSolve also carefully screens all employees before hiring. All prospective candidates undergo behavioral as well as technical interviews. NetSolve employs a range of physical site security measures to help prevent unauthorized access to NetSolve systems and information. We continually evaluate our security posture to ensure that we are providing a high level of protection to our own and our customers' networks. NetSolve employs third-party network security engineers to periodically assess the environment and controls for security weaknesses.

Competition

     Currently, we compete primarily with the internal network administration organizations of actual or potential end users of our services. Many of these end users have internal network support capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. In order to compete effectively with internal organizations, NetSolve is focusing on helping customers assimilate new technology where internal resources are untrained and unproven, or helping customers manage complex technologies where internal resources have ongoing problems. This focus on specific solutions helps us move away from a simple cost comparison to internal resources and move closer to a partnership with the customer as we address a key problem. Other important factors in our success include quality of service, price, functionality and features, product reputation and quality of support.

     The remote network management services market is new, highly fragmented, rapidly evolving and largely undefined. There are few substantial barriers to entry, and we expect that we will face additional competition from existing competitors and new market entrants in the future. Some competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have. We believe that the principal competitive factors in this market include networking and security engineering expertise, scalable management tools, reliability and quality of service, large scale, the ability to maintain and expand distribution channels, price, the timing of introductions of new services, and conformity with industry standards. While we believe that we currently are able to provide end users with reliable network management and security services at prices that allow us to compete favorably with respect to other service providers, there can be no assurance that we will have the resources or expertise to compete successfully in the future.

     While much of the competition we face remains with the internal IT departments, we also compete with other remote network management companies including telecommunications providers such as AT&T, Sprint and WorldCom; network equipment vendors such as Bay/Nortel and Lucent; and computer systems vendors such as Hewlett Packard/Compaq and Unisys. With respect to our security services, we compete with computer systems vendors such as IBM, network security software and services vendors such as ISS, and security services vendors such as Guardent, Riptech and Counterpane. We face potential competition from IT consulting firms, systems integrators, VARs, and local and regional network services firms and other new entrants into our markets, such as some of the members of the Management Service Providers Association. Our competitors also include certain of our resellers, including AT&T and IBM. Many of these current and potential competitor companies have significantly greater financial, technical and marketing resources and greater name recognition than we have and generate greater service revenue than we do. There can be no assurance that we will be able to compete successfully against current or potential competitors. Our failure to successfully compete would significantly damage our business.

     With respect to the sale of equipment and on-site equipment maintenance services, we compete primarily with the equipment manufacturers and their resellers.

Intellectual property rights

     We rely on a combination of patent, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in technology underlying our services. We have two patents and have applied for another patent with the United States Patent Office. These patents relate to software technology which allows us to poll, or communicate with, large numbers of routers or other SNMP devices over multiple WANs. We intend to continue to evaluate the appropriateness of these protections and to seek additional patent protection for our inventions when appropriate. There can be no assurance that additional patents will be issued from our currently pending or any future applications, or that any patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We have registered our logo, and the NetSolve name together as one mark, and other marks, including ProWatch, ProWatch IV, ProWatch for WANs, ProWatch for LANs, ProWatch Secure and ProWatch Exchange as separate service marks in the U. S. We have also filed service mark and trademark applications in Japan to seek protection for these marks in Japan. We have not made any other foreign patent or trademark filings. We have entered into proprietary rights and confidentiality agreements with our employees, and generally enter into nondisclosure agreements with our suppliers, distributors and appropriate customers in order to limit access to and disclosure of our proprietary information.

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

     In June 1996, in connection with our federal registration of a service mark that includes the NetSolve name, GRC International, Inc. claimed that our use of the name NetSolve infringed GRC's common law intellectual property rights. This claim was settled by an agreement with GRC, and GRC withdrew its opposition and consented to our service mark registration. GRC retained the right to use the name NetSolve to describe a particular software product, and we retain the full right to our corporate name. We also agreed with GRC to refrain from using NetSolve as a brand name to describe a product. We believe that the limited joint use of the name NetSolve by GRC will not have a material adverse effect on us. With the exception of GRC, we have not, to date, been notified that our services infringe the proprietary rights of third parties; however, there can be no assurance that third parties will not claim infringement or indemnification by us with respect to current or future services or products. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any of these claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause delays in product and service installation and implementation, prevent us from using important technologies or methods, subject us to substantial damages, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any of these claims could materially harm our business.

Employees

     As of March 31, 2002, we had 306 full-time employees, including 35 in sales and marketing, 31 in development, 212 in operations and 28 in finance, administration and corporate services. Our success depends to a significant degree upon the continued contributions of our executive management, network management and engineering teams. Our future success will depend in large part upon our continued ability to attract and retain highly skilled and qualified personnel.

     None of our employees is represented by a collective bargaining agreement. We believe relations with our employees are good.


Item 2.  FACILITIES

     Currently our corporate headquarters are located in a leased facility in Austin, Texas which covers approximately 70,000 square feet. In April 2001, we commenced a previously executed lease of an additional facility in Austin, Texas covering approximately 80,000 square feet. We plan to consolidate operations in this new facility in the quarter ending June 2002. In March 2002, we recorded a one-time charge of $2.7 million as a result of a decision to reduce excess capacity in the Austin facilities. This charge primarily represents future rentals for the lease of the 70,000-square-foot facility that expires in November 2003. While the majority of operations will be consolidated, we will retain approximately 6,400 square feet in the 70,000-square-foot facility for disaster recovery purposes. Moving to our new facility and exiting our current one will allow us to reduce excess capacity while retaining business continuity and disaster recovery capability and will allow us to capitalize on the operational efficiencies delivered over the past year. We maintain dual computer rooms in these two geographically separate facilities and have redundant mission critical equipment and customer connections in order to provide safeguards in the event of a fire or similar emergency. All mission critical portions of the 70,000-square-foot facility and all portions of the new facility are covered by uninterrupted power supply systems backed up by a power generator to guard against system failures and to provide emergency power in the event of an outage.


Item 3.  LITIGATION

     A consolidated putative class action complaint was filed on February 21, 2001 against the Company and certain of its officers in the United States District Court for the Western District of Texas, Austin Division. In re NetSolve Incorporated Securities Litigation, Civil Action No. A00-CA-591 SS. Plaintiffs seek to represent a class comprised of purchasers of the Company's common stock between April 18, 2000 and August 18, 2000 ("Class Period"). They allege that the defendants engaged in a fraudulent scheme by issuing false and materially misleading statements regarding the Company's business during Class Period.

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

     On December 17, 2001, the Company and individual defendants reached a settlement of this action. The plaintiff class will receive $2,750,000 in connection with the settlement, all of which will be funded by the Company's insurance carrier. This settlement is subject to approval by the United States District Court. A hearing on the settlement has been scheduled for September 13, 2002. Should this settlement not be approved by the District Court, it would not then be feasible to predict or determine the final outcome in this proceeding, and if the outcome were to be unfavorable, the Company's business, financial condition, cash flows and results of operations could be materially adversely affected.

     On December 6, 2001, a second putative securities class action complaint was filed against the Company, certain of its officers and the Company's underwriters of its initial public offering in the United States District Court for the Southern District of New York. Woodward v. NetSolve, Inc., 01 CV 11239. Plaintiff seeks to represent a class comprised of purchasers of the Company's common stock between September 29, 1999 and December 6, 2000. The plaintiffs allege that the defendants failed to properly disclose certain commissions, discounts and purported tie-in arrangements related to the Company's initial public offering. The plaintiffs allege claims under Sections 11 and 15 of the Securities Act against the Company, and the plaintiffs allege claims under
Section 11 and 12 of Securities Act, and Section 10 (b) of the Exchange Act, against the Company's underwriters. This case has been coordinated for pretrial purposes with over 300 other cases alleging similar claims against other underwriters and companies. In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). It is not feasible to predict or determine the final outcome of this proceeding, and if the outcome were to be unfavorable, the Company's business, financial condition, cash flow and results of operations could be materially adversely affected.

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three months ended March 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is provided with respect to each executive officer of the registrant as of May 15, 2002, pursuant to General Instruction G of Form 10-K:

  Name                   Age  Position(s)
  ----                   ---  -----------
Craig S. Tysdal .......   55  Director; President and Chief Executive Officer
Kenneth C. Kieley .....   51  Vice President--Finance, Chief Financial Officer
                                and Secretary
Honore LaBourdette ....   50  Vice President--Sales
Jerry W. Davis ........   39  Vice President--Development
Robert C. Pojman ......   38  Vice President--Business Development
Robert W. Kujawski ....   37  Vice President--Operations
H. Perry Barth ........   36  Controller, Principal Accounting Officer

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

     Kenneth C. Kieley joined us in September 1989 as our Vice
President--Finance, Chief Financial Officer and Secretary. From July 1985 to September 1989, Mr. Kieley served as Vice President--Finance of VMX, Inc., a manufacturer of voice messaging systems. Mr. Kieley worked for Ernst & Young LLP from 1975 to 1985.

     Robert C. Pojman was appointed to Vice President--Business Development in April 2001. Prior to that he served as our Vice President-Operations since February 1997. Mr. Pojman was employed as First Vice President--Data Centers at Deluxe Data Systems, a software and services company which facilitates the processing and clearing of payments. He also worked at Deluxe Data Systems as Director, Technical Services from June 1993 to April 1995 as well as Director of Operations Services from July 1992 to June 1993.

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

     Honore LaBourdette was named Vice President--Sales in May 2001. Ms. LaBourdette served as Regional Director for Nortel Networks from July 1998 until January 2001 and as Regional Vice President from January 2001 until April 2001. From June 1994 to July 1998, she was the Regional Director-Sales for Network Equipment Technologies, Inc. and was focused on direct sales efforts in the western region of the United States.

     Robert W. Kujawski was named Vice President--Operations in April 2001. Prior to his appointment of Vice President of Operations, Mr. Kujawski served as Director of NetSolve's Network Management Center. From May of 1998 to May of 2000, Mr. Kujawski served as Group Area Development Manager and Director of Production Services for Norwest Mortgage Inc. Mr. Kujawski served in various positions at Deluxe Data Systems, Incorporated including Manager, Data Center Operations, Data Center Help Desk Manager, Data Center Shift Supervisor and Software Certification Analyst/Team Leader from October 1987 to May 1998.

     H. Perry Barth was named Principal Accounting Officer in April 2002. He has served as our Controller since April 1999. Mr. Barth was employed as Controller of Xetel Corporation, an electronics contract manufacturer, from May 1994 to April 1999. Mr. Barth worked for PricewaterhouseCoopers LLP from 1988 to 1994.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market information

         Our common stock trades on the Nasdaq National Market under the symbol NTSL. The following table sets forth the high and low per share sales prices of our common stock for each of the last eight quarters in the period ended March 31, 2002 as reported by the Nasdaq National Market System.

                                            Price Per Share
                                            ---------------
Three Months Ended                         High         Low
------------------                         ----         ---
June 30, 2000                              33.63       20.50
September 30, 2000                         29.50        6.38
December 31, 2000                           9.08        5.00
March 31, 2001                              8.50        5.75
June 30, 2001                              12.57        5.91
September 30, 2001                         14.35        9.00
December 31, 2001                          12.50        8.57
March 31, 2002                             10.65        7.41

Holders of our common stock

         At the close of business on May 20, 2002, there were approximately 119 holders of record of the common stock and approximately 2,840 shareholders of beneficial interest.

Dividends

         We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

     See Item 12 of this report.

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

Item 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this document. The following selected consolidated financial data for fiscal years 2000, 2001 and 2002 and as of March 31, 2001 and 2002 are derived from our consolidated financial statements included elsewhere in this document, which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated financial data for fiscal years 1998 and 1999 and as of March 31, 1998, 1999 and 2000 are derived from our audited consolidated financial statements not included in this document.

                                                                                                Year Ended March 31,
                                                                                --------------------------------------------------
                                                                                  1998       1999      2000       2001      2002
                                                                                --------   --------  --------   --------  --------
                                                                                        (in thousands, except per share data)
Statement of operations data:
Revenues:
  Network management services ................................................  $  7,324   $ 12,777  $ 24,048   $ 33,032  $ 37,954
  Equipment and other ........................................................     7,199     13,939    14,613     13,420    10,411
                                                                                --------   --------  --------   --------  --------
    Total revenues ...........................................................    14,523     26,716    38,661     46,452    48,365

Cost of revenues:
  Cost of network management services ........................................     5,706      8,258    13,095     19,311    22,333
  Cost of equipment and other ................................................     5,425     10,665    11,202      9,536     7,133
                                                                                --------   --------  --------   --------  --------
    Total cost of revenues ...................................................    11,131     18,923    24,297     28,847    29,466
                                                                                --------   --------  --------   --------  --------

Gross profit .................................................................     3,392      7,793    14,364     17,605    18,899
Operating expenses:
  Development ................................................................     2,040      1,762     2,503      3,169     3,452
  Sales and marketing ........................................................     2,562      3,153     4,486      6,149     6,377
  General and administrative .................................................     2,159      2,098     3,095      3,559     5,238
  Amortization of deferred compensation ......................................        --         --        65         58        34
  Reduction in facilities capacity ...........................................        --         --        --         --     2,650
                                                                                --------   --------  --------   --------  --------
    Total operating expenses .................................................     6,761      7,013    10,149     12,935    17,751
                                                                                --------   --------  --------   --------  --------
Operating income (loss) ......................................................    (3,369)       780     4,215      4,670     1,148
Other income, net ............................................................       340         93     1,463      3,285     1,430
                                                                                --------   --------  --------   --------  --------
Income (loss) from continuing operations before income  taxes ................    (3,029)       873     5,678      7,955     2,578
Income tax expense (benefit) .................................................      (297)        19    (4,875)     2,944       913
                                                                                --------   --------  --------   --------  --------
Net income (loss) from continuing operations .................................    (2,732)       854    10,553      5,011     1,665
Discontinued operations:

  Income from discontinued operations, net of applicable income taxes ........       165         --        --         --        --
  Gain on sale of discontinued operations, net of applicable income taxes ....       341         98        --         --        --
                                                                                --------   --------  --------   --------  --------
Net income (loss) ............................................................  $ (2,226)  $    952  $ 10,553   $  5,011  $  1,665
                                                                                ========   ========  ========   ========  ========
Basic income (loss) per share from(1):
  Continuing operations ......................................................  $  (1.76)  $  (0.51) $   1.06   $   0.37  $   0.14
                                                                                ========   ========  ========   ========  ========
  Net income (loss) ..........................................................  $  (1.59)  $  (0.48) $   1.06   $   0.37  $   0.14
                                                                                ========   ========  ========   ========  ========
Weighted average shares used in basic per share calculations(1) ..............     2,995      3,297     8,800     13,502    12,101
                                                                                ========   ========  ========   ========  ========
Diluted income (loss) per share from(1):

  Continuing operations ......................................................  $  (1.76)  $  (0.51) $   0.68   $   0.34  $   0.13
                                                                                ========   ========  ========   ========  ========
  Net income (loss) ..........................................................  $  (1.59)  $  (0.48) $   0.68   $   0.34  $   0.13
                                                                                ========   ========  ========   ========  ========
Weighted average shares used in diluted per share calculations(1) ............     2,995      3,297    13,648     14,539    13,160
                                                                                ========   ========  ========   ========  ========
Pro forma basic income per share from(2):
  Continuing operations ......................................................             $   0.09  $   0.88   $   0.37  $   0.14
                                                                                           ========  ========   ========  ========
  Net income .................................................................             $   0.10  $   0.88   $   0.37  $   0.14
                                                                                           ========  ========   ========  ========
Pro forma weighted average shares used in basic per share calculations(2) ....                9,692    11,963     13,502    12,101
                                                                                           ========  ========   ========  ========
Pro forma diluted income per share from(2):
  Continuing operations ......................................................             $   0.07  $   0.77   $   0.34  $   0.13
                                                                                           ========  ========   ========  ========
  Net income .................................................................             $   0.08  $   0.77   $   0.34  $   0.13
                                                                                           ========  ========   ========  ========
Pro forma weighted average shares used in diluted per share calculations(2) ..               11,341    13,648     14,539    13,160
                                                                                           ========  ========   ========  ========

(1) Calculated as described in note 2 of notes to consolidated financial statements. Additional per share information is disclosed on the consolidated statements of operations in the consolidated financial statements included elsewhere in this document.

(2) Reflects the conversion of our redeemable convertible preferred stock into common stock. See note 4 of notes to consolidated financial statements.

                                                                             March 31,
                                                               -------------------------------------
                                                          1998      1999       2000       2001       2002
                                                        --------  --------   --------   --------   --------
                                                                          (in thousands)
Balance sheet data:
Cash and cash equivalents ...........................   $  1,333  $  2,764   $ 57,185   $ 45,411   $ 47,160
Working capital .....................................      5,399     5,282     63,329     46,889     48,810
Total  assets .......................................     13,227    14,936     74,519     62,831     67,861
Capital lease obligations, net of current portion ...      1,146     1,027        324         --         --
Redeemable convertible preferred stock ..............     41,615    44,146         --         --         --
Total stockholders' equity (deficit) ................    (33,029)  (34,529)    68,958     56,977     58,342

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Forward-looking Statements

     This report and other presentations made by us contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as "expects," "anticipates," "intends," "believes" or similar words concerning future events. They include, among others, statements relating to trends in revenue, company growth, sales, margin and expenses, and the drivers behind those trends; our ability to obtain any needed additional working capital; the amount we use our facilities for anticipated growth in network management service revenues; trends in sales of network management services, sales of customer premise equipment, and sales which may be derived from our work related to Cisco Systems, Inc.'s AVVID systems; the level of any stock repurchase we may undertake; payments requested by customers regarding our WAN guarantee; the amount of any added costs from anticipated new sales, marketing and development resources we gain, our reliance on resellers, and the continued development of competition; the outcome of pending litigation; revenues derived from AT&T and other customers; our ability to attract and retain a qualified workforce; our ability to protect our intellectual property rights; and the impact of changes in accounting rules.

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

Overview

     We provide network management services that allow enterprises and carriers to outsource some or all network-specific activities in order to increase network reliability and uptime, reduce overall network costs, and simplify timely migration to new technologies. We were incorporated in September 1985 in the State of Delaware and began operating during the second half of 1987. Until December 1996, substantially all of our services revenues were derived from the sale of data transport services. To provide these transport services, we leased network transmission facilities from major carriers, and we also resold AT&T's transport services. We began developing our first remote network management service offering for WANs in early 1993 and began offering that service, together with AT&T's transport services, in the quarter ended March 31, 1994. We began selling network management services separately from our data transport services in the quarter ended March 31, 1995. We introduced our first security service in the quarter ended September 30, 1996. We discontinued our data transport business in the quarter ended

December 31, 1996. We began offering network management services for LANs in the quarter ended June 30, 1997. We began offering virtual private network (VPN) management services during the quarter ended September 30, 2000. On June 21, 2001, we announced that IBM Global Services will offer NetSolve's ProWatch suite of managed network services worldwide. The acceptance of our first software licensing agreement occurred in the quarter ended September 30, 2001. This agreement allows another organization to utilize our technology to provide remote network management services to its customers. Additionally, on October 1, 2001, we announced that we will offer remote network management for Cisco Systems, Inc. Architecture for Voice, Video and Integrated Data (AVVID) Internet Protocol IP Telephony (IPT).

   Revenues
     Our revenues consist of network management services revenues as well as equipment resales and other revenues. Our network management services include both recurring and nonrecurring revenues:

     . Revenues from recurring services represent monthly fees charged to resellers or end users for our network management services, software licensing fees, software usage royalties and software maintenance fees. Recurring network management services revenues are typically based on a fixed monthly fee per customer site or device and are recognized in the period in which the services are rendered. For fiscal year 2002, approximately 82% of network management services revenues were from recurring services.

     . Nonrecurring network management services consist of data network design, project implementation services, equipment installation services, one-time project and development assignments that assist resellers in defining and creating new network management services and software professional fees. Nonrecurring network management services primarily relate to services performed to assist customers in implementing new networks. Nonrecurring network management revenues are also earned when implementing network management services for existing networks; however, the level of work and related fees are both lower. Nonrecurring network management services revenues are generally recognized upon completion of the assignment or service. For example, we charge fees for project implementation services on a per-location or per-device basis and we recognize revenues associated with these services upon completion of the network implementation for the location or device.

     Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises sold to by our direct sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. Network management services revenues also include software licensing, usage royalties, maintenance fees and professional fees. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 2001 and 2002. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in most cases, require that we continue providing services throughout the term of the reseller's contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

     We derive equipment and other revenues from the resale of customer premise equipment, or CPE, and from the sale of CPE maintenance contracts to certain of our network management services customers. CPE is networking equipment which usually resides at the customer's location and includes routers, customer service units or CSUs, and LAN switches. We utilize CPE produced by Cisco and, to a lesser extent, by Bay/Nortel, Visual Networks and others. We recognize equipment revenues in the period the CPE is shipped to the customer. However, if the transaction is financed through our lease financing subsidiary, we recognize the revenues upon sale of the underlying lease contract on a nonrecourse basis. We recognize revenues from CPE maintenance contracts on a monthly basis as the services are provided. We only resell CPE to our network management services customers. Although we believe some of our customers will continue to purchase CPE from us, our strategy is to focus on our network management services which generate higher margins. We therefore anticipate that revenues from CPE sales will continue to decline as we seek to manage our mix of revenues.

     We currently have two primary reseller agreements with AT&T, one for Managed Router Service and one for Managed DSU Service. AT&T accounted for 71% of our total revenues in fiscal year 2000, 69% of our total revenues in fiscal year 2001, and 61% of our total revenues in fiscal year 2002. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in fiscal 2003, but believe the percentage will continue to decline. No other customer accounted for more than 10% of our revenues in fiscal years 2000, 2001 or 2002.

     In January 2002, we entered into a new amendment to our agreement with AT&T relating to the Managed Router Services which accounted for 34% of our total revenues, 26% of our total network management services revenues and 27% of our recurring network management services revenues in fiscal year 2002. The pricing terms of the new amendment include discounts on our services that we estimate will reduce recurring management revenues by approximately $95,000 for the quarter ending June 30, 2002, and an additional $370,000 for the quarter ending September 30, 2002 with prices increasing slightly thereafter.

     Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S.-based customers.

Results of Operations

Fiscal year 2001 compared to fiscal year 2002

   Revenues

     Total revenues. Total revenues increased 4%, from $46.5 million in fiscal year 2001 to $48.4 million in fiscal year 2002.

     Network management services. Revenues from network management services increased 15%, from $33.0 million in fiscal year 2001 to $38.0 million in fiscal year 2002, representing 71% of total revenues in fiscal year 2001 and 78% of total revenues in fiscal year 2002. The increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract.

     Equipment and other. Revenues from equipment and other decreased 22%, from $13.4 million in fiscal year 2001 to $10.4 million in fiscal year 2002. Revenues from equipment and other sales decreased primarily as a result of lower equipment sales due to lower demand caused by a general slowdown of corporate spending on network infrastructures.

   Costs of revenues

     Cost of network management services. Cost of network management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 16%, from $19.3 million in fiscal year 2001 to $22.3 million in fiscal year 2002, representing 58% of network management services revenues in fiscal year 2001 and 59% of such revenues in fiscal year 2002. The dollar and percentage increase was due primarily to the addition of personnel and network management infrastructure enhancements that should allow us to scale efficiently going forward in anticipation of continued growth.

     Cost of equipment and other. Cost of equipment and other includes the purchase of CPE from manufacturers and distributors and maintenance contracts purchased for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of equipment and other decreased 25%, from $9.5 million in fiscal year 2001 to $7.1 million in fiscal year 2002, representing 71% of equipment and other revenues in fiscal year 2001 and 69% of equipment and other revenues in fiscal year 2002. The decrease in dollars was primarily due to the decrease in equipment sales. The decrease in percentage was due to an increase in CPE maintenance revenue as a percentage of equipment and other revenue which generally has higher gross margins than equipment sales.

   Operating expenses

     Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our Web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses increased 9%, from $3.2 million in fiscal year 2001 to $3.5 million in fiscal year 2002, representing 7% of total revenues in both fiscal years 2001 and 2002. The increase in dollars was due to an increase in the number of software and service development personnel devoted to the development and enhancement of network management tools and our network management services and increased use of software development consulting services. Development costs of approximately $574,000 in fiscal year 2002 and $550,000 in fiscal year 2001 were capitalized to match against software license fees under a licensing agreement with a three-year term.

     Selling and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 4%, from $6.1 million in fiscal year 2001 to $6.4 million in fiscal year 2002, representing 13% of total revenues in both fiscal years 2001 and 2002. The increase in dollars was due to increased costs related to the addition of sales and marketing personnel. This increase was partially offset by decreased spending for advertising during fiscal year 2002 as compared to fiscal year 2001 as well as the one-time costs incurred in fiscal year 2001 of $563,000 in connection with the acquisition of certain of Comdisco's customers.

     General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses increased 47%, from $3.6 million in fiscal year 2001 to $5.2 million in fiscal year 2002, representing 8% of total revenues in fiscal year 2001 and 11% of total revenues in fiscal year 2002. The increase was due primarily to approximately $1.6 million of additional spending related to rent and operating costs of a leased facility that we will occupy in the quarter ending June 30, 2002 as we consolidate substantially all of our operations into the new facility as noted in Item 2. Facilities. We therefore anticipate that our quarterly costs for facilities which are included in general and administrative costs will decline by approximately $450,000 per quarter beginning with the quarter ending September 2002.

   Other income, net

     Other income, net consists primarily of interest income earned on our cash balances, slightly offset by interest expense from our leases for capital equipment. Other income, net decreased from $3.3 million in fiscal year 2001 to $1.4 million in fiscal year 2002, representing 7% of total revenues in fiscal year 2001 and 3% of total revenues in fiscal year 2002. The decrease was primarily due to lower average interest rates earned on invested cash during fiscal year 2002 compared to fiscal year 2001.

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

   Operating expenses

     Development. Development expenses increased 27%, from $2.5 million in fiscal year 2000 to $3.2 million in fiscal year 2001, representing 6% of total revenues in fiscal year 2000 and 7% of total revenues in fiscal year 2001. The increase in dollars was due to an increase in the number of software and service development personnel devoted to the development and enhancement of network management tools and our network management services. During fiscal year 2001, approximately $550,000 of development costs were capitalized to match against software license fees under a three-year agreement. No development costs were capitalized in fiscal year 2000.

     Selling and marketing. Sales and marketing expenses increased 37%, from $4.5 million in fiscal year 2000 to $6.1 million in fiscal year 2001, representing 12% of total revenues in fiscal year 2000 and 13% of total revenues in fiscal year 2001. The increase in dollars and as a percentage of total revenues was due to costs of $563,000 incurred in the fourth quarter of fiscal year 2001 in connection with the acquisition of customers from Comdisco, increased spending for advertising as well as costs related to the addition of sales and marketing personnel.

     General and administrative. General and administrative expenses increased 15%, from $3.1 million in fiscal year 2000 to $3.6 million in fiscal year 2001, representing 8% of total revenues in both fiscal years 2000 and 2001. The dollar increase was due primarily to legal fees related to the pending class action securities lawsuit, additional spending related to recruiting and relocating new employees and to being a public company.

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

Quarterly results of operations

     Results of operations have varied from quarter to quarter. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may fluctuate as a result of many factors, including our ability to renew or retain existing end user and reseller relationships, the cost of introducing new service offerings and the profitability of such offerings, and the level and nature of competition. Further, we may be unable to adjust spending rapidly enough to compensate for any significant fluctuations in the number of new managed devices implemented in a given period. Any significant shortfall in the number of new managed devices could therefore seriously damage our business. Finally, there can be no assurance that we will continue to be profitable in the future or, if we are profitable, that our levels of profitability will not vary significantly between quarters.

     The following tables set forth quarterly consolidated statements of operations data in dollars and, except as noted below, as a percentage of total revenues for each of the eight quarters in the period ended March 31, 2002. The information should be read together with the consolidated financial statements and related notes appearing elsewhere in this document. Additional per share information is disclosed on the consolidated statements of operations in the consolidated financial statements included elsewhere in this document. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                                               Three Months Ended
                                              -------------------------------------------------------------------------------------
                                              June 30,   Sept. 30,  Dec. 31,   Mar. 31,   June 30,   Sept. 30,  Dec. 31,   Mar. 31,
                                              --------   ---------  --------   --------   --------   ---------  --------   --------
                                                2000        2000      2000       2001       2001        2001      2001       2002
                                                ----        ----      ----       ----       ----        ----      ----       ----
                                                                      (in thousands, except per share data)
Revenues:
    Network management services ............. $  8,358   $  8,138   $  8,215   $  8,321   $  8,636   $  9,655   $  9,931   $  9,732
    Equipment and other .....................    3,212      3,128      3,618      3,462      2,614      2,630      2,437      2,730
                                              --------   --------   --------   --------   --------   --------   --------   --------
        Total revenues ......................   11,570     11,266     11,833     11,783     11,250     12,285     12,368     12,462
Cost of revenues:
    Cost of network management services .....    4,286      4,620      5,179      5,226      5,233      5,537      5,800      5,763
    Cost of equipment and other .............    2,337      2,192      2,576      2,431      1,780      1,843      1,607      1,903
                                              --------   --------   --------   --------   --------   --------   --------   --------
        Total cost of revenues ..............    6,623      6,812      7,755      7,657      7,013      7,380      7,407      7,666
                                              --------   --------   --------   --------   --------   --------   --------   --------
Gross profit ................................    4,947      4,454      4,078      4,126      4,237      4,905      4,961      4,796

Operating expenses:
     Development ............................      795        759        822        793        803        910      1,007        732
     Sales and marketing ....................    1,468      1,408      1,423      1,850      1,399      1,563      1,688      1,727
     General and administrative .............      972        928        820        839      1,081      1,280      1,297      1,580
     Amortization of deferred compensation ..       20         20          9          9          9          9          9          7
     Reduction in facilities capacity .......       --         --         --         --         --         --         --      2,650
                                              --------   --------   --------   --------   --------   --------   --------   --------
        Total operating expenses ............    3,255      3,115      3,074      3,491      3,292      3,762      4,001      6,696
                                              --------   --------   --------   --------   --------   --------   --------   --------
Operating income (loss) .....................    1,692      1,339      1,004        635        945      1,143        960     (1,900)
Other income, net ...........................      859        955        828        643        544        407        267        212
                                              --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes ..................    2,551      2,294      1,832      1,278      1,489      1,550      1,227     (1,688)
Income tax expense (benefit) ................      944        848        678        474        520        541        454       (602)
                                              --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss) ........................... $  1,607   $  1,446   $  1,154   $    804   $    969   $  1,009   $    773   $ (1,086)
                                              ========   ========   ========   ========   ========   ========   ========   ========

Basic net income (loss) per share ........... $   0.11   $   0.10   $   0.09   $   0.07   $   0.08   $   0.08   $   0.06   $  (0.09)
                                              ========   ========   ========   ========   ========   ========   ========   ========
Weighted average shares used in basic per
  share calculations ........................   14,468     14,390     12,877     12,238     12,039     12,107     12,125     12,132
                                              ========   ========   ========   ========   ========   ========   ========   ========

Diluted net income (loss) per share ......... $   0.10   $   0.09   $   0.09   $   0.07   $   0.08   $   0.08   $   0.06   $  (0.09)
                                              ========   ========   ========   ========   ========   ========   ========   ========
Weighted average shares used in diluted per
  share calculations ........................   16,235     15,507     12,910     12,263     12,065     13,378     13,274     12,132
                                              ========   ========   ========   ========   ========   ========   ========   ========

Network management revenue detail:
    Recurring management revenue ............ $  5,176   $  5,643   $  5,875   $  6,054   $  6,934   $  7,789   $  8,069   $  8,313
    Nonrecurring management revenue .........    3,182      2,495      2,340      2,267      1,702      1,866      1,862      1,419
                                              --------   --------   --------   --------   --------   --------   --------   --------
        Total management revenue ............ $  8,358   $  8,138   $  8,215   $  8,321   $  8,636   $  9,655   $  9,931   $  9,732

                                                                           Three Months Ended
                                            ---------------------------------------------------------------------------------------
                                            June 30,   Sept. 30,   Dec. 31,   Mar. 31,   June 30,   Sept. 30,   Dec. 31,   Mar. 31,
                                            --------   ---------   --------   --------   --------   ---------   --------   --------
                                              2000        2000       2000       2001       2001       2001        2001       2002
                                              ----        ----       ----       ----       ----       ----        ----       ----
                                                                      (As a percentage of total revenues)
Revenues:
  Network management services .............    72.2%       72.2%      69.4%      70.6%      76.8%      78.6%       80.3%      78.1%
  Equipment and other revenues ............    27.8        27.8       30.6       29.4       23.2       21.4        19.7       21.9
                                             ------      ------     ------     ------     ------     ------      ------     ------
       Total revenues .....................   100.0       100.0      100.0      100.0      100.0      100.0       100.0      100.0
Total cost of revenues ....................    57.2        60.5       65.5       65.0       62.3       60.1        59.9       61.5
                                             ------      ------     ------     ------     ------     ------      ------     ------
Gross profit ..............................    42.8        39.5       34.5       35.0       37.7       39.9        40.1       38.5
Operating expenses:
  Development .............................     6.8         6.7        7.0        6.7        7.1        7.4         8.1        5.9
  Sales and marketing .....................    12.7        12.5       12.0       15.7       12.5       12.7        13.6       13.8
  General and administrative ..............     8.4         8.2        6.9        7.1        9.6       10.4        10.5       12.7
  Amortization of deferred compensation ...     0.2         0.2        0.1        0.1        0.1        0.1         0.1        0.1
  Reduction in facilities capacity ........      --          --         --         --         --         --          --       21.2
                                             ------      ------     ------     ------     ------     ------      ------     ------
    Total operating expenses ..............    28.1        27.6       26.0       29.6       29.3       30.6        32.3       53.7
                                             ------      ------     ------     ------     ------     ------      ------     ------
Operating income (loss) ...................    14.7        11.9        8.5        5.4        8.4        9.3         7.8      (15.2)
Other income, net .........................     7.4         8.5        7.0        5.5        4.8        3.3         2.1        1.7
                                             ------      ------     ------     ------     ------     ------      ------     ------
Income (loss) before income taxes .........    22.1        20.4       15.5       10.9       13.2       12.6         9.9      (13.5)
Income tax expense (benefit) ..............     8.2         7.5        5.7        4.0        4.6        4.4         3.7       (4.8)
                                             ------      ------     ------     ------     ------     ------      ------     ------
Net income (loss) .........................    13.9%       12.9%       9.8%       6.9%       8.6%       8.2%        6.2%      (8.7)%
                                             ======      ======     ======     ======     ======     ======      ======     ======

    Cost of network management services, expressed as a percentage of network management services revenues, and the cost of equipment and other, expressed as a percentage of equipment and other revenues, were as follows:

                                     June 30,    Sept. 30,    Dec. 31,    Mar. 31,    June 30,    Sept. 30,    Dec. 31,    Mar. 31,
                                     --------    ---------    --------    --------    --------    ---------    --------    --------
                                       2000         2000        2000        2001        2001         2001        2001        2002
                                       ----         ----        ----        ----        ----         ----        ----        ----
      Cost of network
        management services ........     51.3%        56.8%       63.0%       62.8%       60.6%        57.3%       58.4%       59.2%
      Cost of equipment and
        Other ......................     72.8         70.1        71.2        70.2        68.1         70.1        65.9        69.7

    The following table sets forth operational metrics at the end of each of the last eight quarters.

                                     June 30,    Sept. 30,    Dec. 31,    Mar. 31,    June 30,    Sept. 30,    Dec. 31,    Mar. 31,
                                     --------    ---------    --------    --------    --------    ---------    --------    --------
                                       2000         2000        2000        2001        2001         2001        2001        2002
                                       ----         ----        ----        ----        ----         ----        ----        ----
     Customers .....................    1,142        1,197       1,271       1,281       1,354        1,366       1,352       1,288
     Managed devices ...............   25,637       28,566      30,196      33,213      38,029       42,213      43,628      44,835
    Average monthly recurring
    revenue per customer ...........    1,643        1,589       1,539       1,650       1,868        1,951       1,905       2,077

Liquidity and capital resources

     Net cash provided by operating activities was $5.8 million during fiscal year 2000, $11.6 million during fiscal year 2001 and $8.1 million during fiscal year 2002.

     We used $880,000 during fiscal year 2002 to repurchase 135,000 shares of our common stock. We have approval from our Board of Directors to purchase up to four million shares, including those previously repurchased. Since the inception of the stock repurchase program, the Company has repurchased 2.9 million shares of its common stock at an aggregate cost of approximately $21.1 million. The extent and timing of any repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including for use in connection with the Company's stock option plans, or may be retired.

     We used $2.8 million during fiscal year 2000, $3.9 million during fiscal year 2001 and $5.5 million during fiscal year 2002 to purchase capital assets which includes leasehold improvements related to the addition of our new facility, and to purchase capital assets used in the delivery of our network management services. As discussed in Item 2. Facilities, the Company plans to consolidate operations in its new facility in the quarter ending June 2002. This lease commenced in April 2001 and will expire in April 2007 if the renewal option is not exercised. We currently have no material commitments for capital expenditures. We paid $975,000 during fiscal year 2000, $537,000 during fiscal year 2001 and $324,000 during fiscal year 2002 toward our lease obligations for capital equipment. We have no future commitments for capital leases.

     As of March 31, 2002, we had $47.2 million in cash and cash equivalents, $6.1 million in net accounts receivable and $49.9 million in working capital. We believe that our current cash balances, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs and capital expenditures, including capital expenditures related to our newly leased facility, and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

     As of March 31, 2001 and March 31, 2002, the Company had federal net operating loss carryforwards of approximately $9 million and $4.2 million, respectively, which will expire beginning in 2007, if not utilized. The Company had alternative minimum tax credit carryforwards of approximately $298,000 and $245,000 as of March 31, 2001 and March 31, 2002, respectively, which do not expire. The Company also has foreign tax credits of $200,000 that expire beginning in 2006 if not utilized. Utilization of these net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of the net operating losses before utilization.

     As of March 31, 2002, the Company has no debt or off-balance sheet debt. As of March 31, 2002, the Company has noncancelable operating lease obligations of approximately $8.2 million of which $2.6 million relates to the 70,000-square-foot facility that we will be exiting in the first quarter of fiscal year 2003. At March 31, 2002, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Related Party Transactions

     The consolidated balance sheets as of March 31, 2001 and 2002 include in accounts receivable a $100,000 loan to an officer of the Company. The loan is represented by a full recourse note, is payable upon default, bears interest at 4.65% per annum and is secured by a security interest in all stock options granted to the officer by the Company at any time prior to the satisfaction of the loan and all shares of the Company's common stock issued upon the exercise of any such options.

Critical Accounting Policies

General

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

     Network management services revenues are recognized in the period services are provided by NetSolve, whether sold directly or through resellers, based upon rates established by contract. These amounts are adjusted to the extent of any reserves affecting the realization of these revenues as described below. The typical contract terms are from 24 to 36 months and provide for one-time services, consisting primarily of project implementation services at a fixed fee per customer site or device, as well as recurring services which are provided at a fixed monthly fee per customer site or device over the life of the contract. Revenues for project implementation services are recognized upon completion of the assignment or service, and recurring revenues are recognized on a monthly basis as the services are performed. Revenue from software licensing arrangements is deferred and amortized on a straight-line basis over the licensing agreement's term. Revenue from software royalty fees are based on a flat fee per device and are recognized monthly. Equipment revenues are recognized in the period the equipment is shipped to the customer. Equipment revenues from assets leased by the Company's lease financing subsidiary are recognized upon the sale of the equipment and the related lease to a third-party lessor on a nonrecourse basis following installation of the equipment. Other revenues, which consist primarily of equipment maintenance services, are recognized in the period services are provided.

Receivables

     We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While losses due to bad debt have historically been within our expectations, there can be no assurance that we will continue to experience the same level of bad debt losses that we have in the past. In addition, a significant amount of our revenues and accounts receivable are concentrated in AT&T. A significant change in the liquidity or financial position of AT&T could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

Availability Reserve

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

Recent Pronouncements

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

     In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not yet determined what the effects of Statement 144 will be on the results of operations and financial position of the Company.

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

     .    renew our two primary agreements with AT&T beyond the ordering periods that currently expire in June 2003;

     .    establish relationships with additional marketing partners for the resale of our services;

     .    develop software to make our principal existing service, ProWatch for
            WANs, as well as other services as they achieve larger volumes, more efficient and economical;

     .    develop and sell other network management services; and

     .    maintain reliable, uninterrupted service from our network management center 24 hours per day, seven days per week.

Our revenues will decline significantly and our business will be adversely affected if AT&T discontinues, or materially reduces, sales of our services.

     Sales to AT&T, which resells our services to its customers, accounted for 69% of our total revenues in fiscal year 2001 and 61% of our total revenues in fiscal year 2002. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in fiscal year 2003, but we believe the percentage will continue to decline. To the extent we continue to depend on AT&T for a large portion of our sales, our total revenues will decline materially if AT&T discontinues selling our services, significantly reduces its sales of our services, or fails to renew our two primary agreements that have ordering periods expiring in June 2003. We cannot be sure that we will be successful in reducing our dependence on AT&T in the future, or that AT&T will continue to renew its agreements with us.

     Our agreements with AT&T are not exclusive arrangements. We will need to maintain a good working relationship with different business units of AT&T in order to maintain the business we currently provide to AT&T's customers and to encourage AT&T to sell our services to additional customers. We cannot assure that AT&T will continue to sell our services to existing or additional AT&T customers. A substantial reduction in our AT&T business from any cause, including those described above, would result in diminished revenues for an extended period of time as we attempted to replace that business.

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

     .    we expect to continue encouraging end users to purchase equipment and equipment maintenance services from other sources, and we therefore anticipate that our revenues from equipment hardware and maintenance resales will continue to decline as we seek to manage our mix of revenues;

    .     we may not add new end users as rapidly as we expect;

     .    we may lose existing end users as the result of competition, problems with our services or, in the case of end users who are customers of our resellers, problems with the reseller's services or an unwillingness by our resellers to renew their agreements with us; and

     .    we may not be able to develop new or improved services as rapidly as they are needed.

     Most of our expenses, particularly employee compensation and rent, are relatively fixed. As a result, variations in the timing of revenues could significantly affect our results of operations from quarter to quarter and could result in quarterly losses.

Our future operating results may vary by season, which will make it difficult to predict our future performance.

     As a result of seasonal factors, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful. These factors may adversely affect our operating results or cause our operating results to fluctuate, resulting in a decrease in our stock price. Quarterly results of operations should not be relied upon to predict our future performance.

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

     Our long-term viability depends significantly upon the acceptance and use of remote network management services. The market for remote network management services is relatively new and rapidly evolving. This market environment makes it more difficult to determine the size and growth of the market and to predict how this market will develop. Changes in technology, the availability of qualified information technology professionals and other factors that make internal network management more cost-effective than remote network management would adversely affect the market for our services. Our business may be seriously damaged if this market fails to grow, grows more slowly than we expect or develops in some way that is different from our expectations.

We must establish relationships with additional resellers in order to increase our revenues and become consistently profitable.

     We expect to rely increasingly on resellers such as telecommunications carriers, Internet service providers and data networking value-added resellers to market our services. We must establish these alternative sales channels in order to increase our revenues and become consistently profitable. We have only recently begun to develop these sales channels, and we have established relationships with only a few resellers. While we have gained additional experience in managing sales through resellers, we have not yet achieved consistent results from such sales. Except for AT&T, these resellers have not generated significant sales of our services to date and may not succeed in marketing our services in the future.

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

     Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 92% of our recurring network management services revenues in fiscal year 2002. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate substantially all of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services, as well as our ability to introduce enhanced versions of these services that make these services more efficient and economical.

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

     Although we have developed new services, such as network management services for local area networks, or LANs network security services and IP Telephony, we have not derived significant revenues from these services to date. We cannot be sure that we will be successful selling these services or developing additional services on time or on budget. The development of new services is a complex and uncertain process. The newness of the market for remote network management services makes it difficult to determine whether a market will develop for any particular network management service. If we succeed in increasing the percentage of our revenues that is derived from resellers, we may have weaker relationships with the end users of our services, making it even more difficult for us to identify services acceptable to our target market. We cannot assure that future technological or industry developments will be compatible with our business strategy or that we will be successful in responding to these changes in a timely or cost-effective manner. Our failure to develop and sell services other than WAN management services could seriously damage our business.

Our business may be harmed if we lose the services of any member of our management team without appropriate succession and transition arrangements.

     Our ability to continue to build our business and meet our goals going forward depends to a significant degree on the skills, experience and efforts of our management team, including Craig S. Tysdal, our president and chief executive officer. We do not have employment contracts requiring any of our personnel, including the members of our management team, to continue their employment for any period of time, and we do not maintain key man life insurance on any of our personnel, including our executive officers. The loss of the expertise of any member of our management team without appropriate succession and transition arrangements could seriously damage our business.

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

     If the market for outsourced network management services grows as we expect, we believe this market will become highly competitive. Competition is likely to increase significantly as new network management services companies enter the market and current competitors expand their service and product lines. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

     .     larger technical staffs;

     .     more established sales channels;

     .     more software development experience;

     .     greater name recognition; and

     . substantially greater financial, marketing, technical and other resources.


If our operations are interrupted, we may lose customers and revenues.

     We must be able to operate our network management infrastructure 24 hours a day, 365 days a year without interruption. If our operations are interrupted, we may lose customers and revenues. All of our network management services are provided remotely from our network management center, which is located at a single site in Austin, Texas. We currently have redundant systems at separate geographic locations. However, in order to operate without undue risk of interruption, we must guard against:

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

     .     cause existing end users and resellers to cancel our contracts; and

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

We may be unable to protect our intellectual property, and we could incur substantial costs enforcing our intellectual property against infringers or defending claims of infringement made by others.

     Our business and financial performance depends to a significant degree upon our software and other proprietary technology. The software industry has experienced widespread unauthorized reproduction of software products. We have only two patents. The steps we have taken may not be adequate to deter competitors from misappropriating our proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                   Index to Consolidated Financial Statements

                                                                                                             Page
                                                                                                             ----
Report of Independent Auditors ...........................................................................    34

Consolidated Balance Sheets as of March 31, 2001 and 2002 ................................................    35

Consolidated Statements of Operations for each of the three years in the period ended March 31, 2002 .....    36

Consolidated Statements of Stockholders' Equity  for each of the three years in the period ended
   March 31, 2002 ........................................................................................    37

Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2002 .....    38

Notes to Consolidated Financial Statements ...............................................................    39

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
NetSolve, Incorporated

     We have audited the accompanying consolidated balance sheets of NetSolve, Incorporated as of March 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSolve, Incorporated, at March 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                         /S/   ERNST & YOUNG LLP

Austin, Texas
April 15, 2002

                             NETSOLVE, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                March 31,
                                                                                ---------
                                                                           2001           2002
                                                                           ----           ----
                        ASSETS
Current assets:
    Cash and cash equivalents ....................................... $    45,411    $     47,160
    Restricted cash .................................................         306             349
    Accounts receivable, net of allowance for doubtful accounts of
      $207 at March 31, 2001 and $202 at March 31, 2002 .............       4,013           6,061
    Prepaid expenses and other assets ...............................       1,366           1,786
    Deferred tax assets .............................................       1,647           2,082
                                                                      -----------    ------------
Total current assets ................................................      52,743          57,438

Property and equipment:
    Computer equipment and software .................................       9,277          10,337
    Furniture, fixtures and leasehold improvements ..................       1,983           5,316
    Equipment held under capital leases .............................       1,343              --
    Other equipment .................................................         393             410
                                                                      -----------    ------------
                                                                           12,996          16,063
    Less accumulated depreciation and amortization ..................      (7,163)         (8,094)
                                                                      -----------    ------------
Net property and equipment ..........................................       5,833           7,969
Other assets ........................................................       1,275             492
Deferred tax assets, net of current portion .........................       2,980           1,962
                                                                      -----------    ------------

Total assets ........................................................ $    62,831    $     67,861
                                                                      ===========    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ................................................ $       954    $        825
    Accrued liabilities .............................................       3,468           3,975
    Future rentals for idle facility ................................          --           1,602
    Deferred revenue ................................................       1,108           1,178
    Capital leases obligation .......................................         324              --
                                                                      -----------    ------------
Total current liabilities ...........................................       5,854           7,580

Deferred revenue, net of current portion ............................          --             891
Future rentals for idle facility, net of current portion ............          --           1,048

Stockholders' equity:
Common stock, $.01 par value; 25,000,000 shares authorized;
    14,866,318 issued and 12,071,002 outstanding
    at March 31, 2001 and 15,063,591 issued and
    12,133,275 outstanding at  March 31, 2002 .......................         148             150
     Additional paid-in capital .....................................      80,574          81,110
     Treasury stock .................................................     (20,179)        (21,059)
     Deferred compensation ..........................................         (69)            (27)
     Accumulated deficit ............................................      (3,497)         (1,832)
                                                                      -----------    ------------
Total stockholders' equity ..........................................      56,977          58,342
                                                                      -----------    ------------

Total liabilities and stockholders' equity .......................... $    62,831    $     67,861
                                                                      ===========    ============

                             See accompanying notes.

                             NETSOLVE, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                 Year Ended March 31,
                                                                          --------------------------------
                                                                            2000        2001        2002
                                                                          --------    --------    --------
Revenues:
  Network management services ........................................... $ 24,048    $ 33,032    $ 37,954
  Equipment and other ...................................................   14,613      13,420      10,411
                                                                          --------    --------    --------
    Total revenues ......................................................   38,661      46,452      48,365
Costs of revenues:
  Cost of network management services ...................................   13,095      19,311      22,333
  Cost of equipment and other ...........................................   11,202       9,536       7,133
                                                                          --------    --------    --------
    Total cost of revenues ..............................................   24,297      28,847      29,466
                                                                          --------    --------    --------
Gross profit ............................................................   14,364      17,605      18,899
Operating expenses:
  Development ...........................................................    2,503       3,169       3,452
  Selling and marketing .................................................    4,486       6,149       6,377
  General and administrative ............................................    3,095       3,559       5,238
  Amortization of deferred compensation .................................       65          58          34
  Reduction in facilities capacity ......................................       --          --       2,650
                                                                          --------    --------    --------
    Total operating expenses ............................................   10,149      12,935      17,751
                                                                          --------    --------    --------
Operating income ........................................................    4,215       4,670       1,148
Other income (expense):
  Interest income .......................................................    1,592       3,319       1,405
  Interest expense ......................................................     (117)        (53)        (10)
  Other, net ............................................................      (12)         19          35
                                                                          --------    --------    --------
                                                                             1,463       3,285       1,430
                                                                          --------    --------    --------

Income before income taxes ..............................................    5,678       7,955       2,578
Income tax expense (benefit) ............................................   (4,875)      2,944         913
                                                                          --------    --------    --------
Net income .............................................................. $ 10,553    $  5,011    $  1,665
                                                                          ========    ========    ========
Dividends on redeemable convertible preferred stock ..................... $ (1,260)   $     --    $     --
                                                                          --------    --------    --------
Net income applicable to common stock ................................... $  9,293    $  5,011    $  1,665
                                                                          ========    ========    ========

Basic net income per share .............................................. $   1.06    $   0.37    $   0.14

Weighted average shares used in basic per share calculation .............    8,800      13,502      12,101

Diluted net income per share ............................................ $   0.68    $   0.34    $   0.13

Weighted average shares used in diluted per share calculation ...........   13,648      14,539      13,160

Pro forma basic net income per share .................................... $   0.88    $   0.37    $   0.14

Pro forma weighted average shares used in basic per share calculation ...   11,963      13,502      12,101

Pro forma diluted net income per share .................................. $   0.77    $   0.34    $   0.13

Pro forma weighted average shares used in diluted per share calculation..   13,648      14,539      13,160

                             See accompanying notes.

                             NETSOLVE, INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                   Common Stock     Additional                                           Total
                                               --------------------  Paid-In    Treasury    Deferred     Accumulated  Stockholders'
                                                 Shares     Amount   Capital     Stock    Compensation     Deficit       Equity
                                                 ------     ------   -------     -----    ------------     -------       ------
Balance, March 31, 1999 ......................  3,336,446  $     33 $       --  $     --  $         --   $   (34,562) $     (34,529)
    Exercise of common stock options and
      warrants ...............................    669,413         7        632        --            --            --            639
    Dividends on redeemable convertible
      preferred stock ........................         --        --       (954)       --            --          (306)        (1,260)
    Deferred compensation ....................         --        --        322        --          (322)           --             --
    Issuance of common stock from initial
      public offering, net of offering costs..  4,085,000        41     48,043        --            --            --         48,084
  Conversion of preferred stock to
    common stock .............................  6,394,727        64     29,535        --            --        15,807         45,406
    Amortization of deferred
      compensation .........                           --        --         --        --            65            --             65
    Net income ...............................         --        --         --        --            --        10,553         10,553
                                               ----------  -------- ----------  --------  ------------   -----------  -------------
Balance, March 31, 2000 ...................... 14,485,586       145     77,578        --          (257)       (8,508)        68,958
    Exercise of common stock options and
      warrants ...............................    380,732         3        801        --            --            --            804
    Deferred compensation ....................         --        --       (130)       --           130            --             --
    Tax benefit from exercise of stock
      options ................................         --        --      2,325        --            --            --          2,325
    Amortization of deferred
      compensation ...........................         --        --         --        --            58            --             58
    Common stock repurchased ................. (2,795,316)       --         --   (20,179)           --            --        (20,179)
    Net income ...............................         --        --         --        --            --         5,011          5,011
                                               ----------  -------- ----------  --------  ------------   -----------  -------------
Balance, March 31, 2001 ...................... 12,071,002       148     80,574   (20,179)          (69)       (3,497)        56,977
    Exercise of common stock options and
      warrants ...............................    197,273         2        364        --            --            --            366
    Deferred compensation ....................         --        --         (8)       --             8            --             --
    Tax benefit from exercise of stock
      options ................................         --        --        180        --            --            --            180
    Amortization of deferred
      compensation ...........................         --        --         --        --            34            --             34
    Common stock repurchased .................   (135,000)                          (880)                                      (880)
    Net income ...............................         --        --         --        --            --         1,665          1,665
                                               ----------  -------- ----------  --------  ------------   -----------  -------------
Balance, March 31, 2002 ...................... 12,133,275  $    150 $   81,110  $(21,059) $        (27)  $    (1,832) $      58,342
                                               ==========  ======== ==========  ========  ============   ===========  =============

                             See accompanying notes.

                             NETSOLVE, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Year Ended March 31,
                                                                     ----------------------------
                                                                        2000       2001         2002
                                                                        ----       ----         ----
Cash flows from operating activities:
  Net income ....................................................    $ 10,553    $  5,011    $  1,665
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...............................       1,733       2,342       3,346
    Amortization of deferred compensation .......................          65          58          34
    Deferred tax assets .........................................      (4,987)      2,685         763
    Loss on disposition of property and equipment ...............           1           4           2
    Reduction in facilities capacity ............................          --          --       2,650
    Change in assets and liabilities:
     Accounts receivable, net ...................................      (2,291)        900      (2,048)
     Prepaid expenses and other assets ..........................        (415)       (203)        363
     Accounts payable ...........................................         605      (1,220)       (129)
     Accrued liabilities ........................................         517       1,203         507
     Deferred revenue ...........................................          95         847         961
                                                                     --------    --------    --------
Net cash provided by operating activities .......................       5,876      11,627       8,114
                                                                     --------    --------    --------

Cash flows from investing activities:
  Proceeds from sale of certificates of deposit .................       2,000          --          --
  Transfer of funds from (to) restricted cash ...................       1,579         395         (43)
  Purchases of property and equipment ...........................      (2,782)     (3,884)     (5,484)
  Proceeds from sale of property and equipment ..................          --          --          --
  Proceeds from sale of discontinued operations .................          --          --          --
                                                                     --------    --------    --------
Net cash provided by (used in) investing activities .............         797      (3,489)     (5,527)
                                                                     --------    --------    --------

Cash flows from financing activities:
  Repurchase of common stock ....................................          --     (20,179)       (880)
  Net proceeds from sale of stock ...............................      48,084          --          --
  Payments under capital lease obligations ......................        (975)       (537)       (324)
  Proceeds from exercise of common stock options and warrants....         639         804         366
                                                                     --------    --------    --------
Net cash provided by (used in) financing activities .............      47,748     (19,912)       (838)
                                                                     --------    --------    --------

Net change in cash and cash equivalents .........................      54,421     (11,774)      1,749
Cash and cash equivalents, beginning of period ..................       2,764      57,185      45,411
                                                                     --------    --------    --------
Cash and cash equivalents, end of period ........................    $ 57,185    $ 45,411    $ 47,160
                                                                     ========    ========    ========

Supplemental disclosure of cash flow information:
  Cash paid for interest ........................................    $    117    $     53    $     10
                                                                     ========    ========    ========
  Income taxes paid .............................................    $    117    $    278    $     35
                                                                     ========    ========    ========

                             See accompanying notes.

                             NETSOLVE, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

1.   Organization and Description of the Company

     NetSolve, Incorporated, a Delaware corporation, (the "Company") engages in the business of providing remote network management services. These services include network configuration and design, installation and implementation coordination, fault diagnosis and resolution, and ongoing network management. The Company also resells data network equipment manufactured by selected leading suppliers of these products. The Company also licenses its software in other countries. The Company's services are designed to allow its customers to selectively outsource, or "out-task" network specific tasks in order to migrate to new technology, increase network reliability, and reduce overall network costs.

2.   Summary of Significant Accounting Policies

   Principles of Consolidation

     The consolidated financial statements include the accounts of NetSolve, Incorporated and its wholly owned subsidiaries, Specialized Network Services, Inc. and SNS Credit Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                             NETSOLVE, INCORPORATED

                                 March 31, 2002

     The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired or liabilities assumed, both purchased in the normal course of business and acquired through business combinations, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), warrant adjustments to such carrying amounts. As of March 31, 2002, management has evaluated property and equipment and believes there is no impairment of assets.

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

   Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed in Note 5, the alternative fair value accounting provided for under SFAS 123, Accounting for Stock-Based Compensation, , requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the price the employee must pay to acquire the stock.

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

                             NETSOLVE, INCORPORATED

                                 March 31, 2002

     A reconciliation of the numerators and denominators used in computing per share net income (loss) from continuing operations is as follows:

                                                                                            Proforma
                                                    Year ended March 31,              Year ended March 31,
                                                    --------------------             ---------------------
                                               2000        2001       2002       2000       2001       2002
                                             --------    --------   --------   --------   --------   --------
Numerator:
  Net income from
    continuing operations .................. $ 10,553    $  5,011   $  1,665   $ 10,553   $  5,011   $  1,665
  Dividends on redeemable
    convertible preferred stock ............   (1,260)         --         --         --         --         --
                                             --------    --------   --------   --------   --------   --------
    Numerator for basic and
      diluted net income
      per share from continuing operations.. $  9,293    $  5,011   $  1,665   $ 10,553   $  5,011   $  1,665
                                             ========    ========   ========   ========   ========   ========

Denominator:
  Denominator for basic net
    income per share from
    continuing operations--
    weighted average common
    stock outstanding ......................    8,800      13,502     12,101     11,963     13,502     12,101
  Dilutive common stock
    equivalents-common stock
    options, warrants and
    redeemable convertible
    preferred stock ........................    4,848       1,037      1,059      1,685      1,037      1,059
                                             --------    --------   --------   --------   --------   --------

  Denominator for diluted net
    income per share
    from continuing
    operations--weighted
    average common stock
    outstanding and dilutive
    common stock
    equivalents ............................   13,648      14,539     13,160     13,648     14,539     13,160
                                             ========    ========   ========   ========   ========   ========

                             NETSOLVE, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 March 31, 2002

   Revenue Recognition

     Network management services revenues are recognized in the period services are provided by NetSolve, whether sold directly or through resellers, based upon rates established by contract net of any availability credits. The typical contract terms are from 24 to 36 months and provide for one-time services, consisting primarily of project implementation services at a fixed fee per customer site or device, as well as recurring services which are provided at a fixed monthly fee per customer site or device over the life of the contract. Revenues for project implementation services are recognized upon completion of the implementation of the site, and recurring revenues are recognized on a monthly basis as the services are performed. Revenue from software licensing arrangements is deferred and amortized on a straight-line basis over the licensing agreement's term because no vendor specific objective evidence has been established for the license. Revenue from software royalty fees are based on a flat fee per device and are recognized monthly. Equipment revenues are recognized in the period the equipment is shipped to the customer. Equipment revenues from assets leased by the Company's lease financing subsidiary are recognized upon the sale of the equipment and the related lease to a third-party lessor on a nonrecourse basis following installation of the equipment. Other revenues, which consist primarily of equipment maintenance services, are recognized in the period services are provided. The Company's remote network management services for WANs typically include a guarantee providing end-to-end network availability for at least 99.5% of the time in any given month. In the event the guaranteed availability is not achieved, the Company generally is obligated to refund its WAN management fees for that month. The Company provides a reserve based on the estimated costs of these refunds. Historically, guarantee payments have not been significant.

   Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expenses for the years ended March 31, 2000, 2001 and 2002 were approximately $839,000, $1.1 million and $668,000, respectively.

   Development

     Expenditures for development are expensed as incurred.

   Cash and Cash Equivalents

     The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

   Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk as defined by SFAS 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of cash and cash equivalents (including restricted cash), investments and accounts receivable. The Company places its temporary cash investments with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company performs credit evaluations of its customers' financial condition when management deems it appropriate and generally requires no collateral from its customers. Concentrations of credit risk with respect to accounts receivable are generally limited due to the creditworthiness of the customers. Accounts receivable from AT&T represented 53% and 60% of the outstanding accounts receivable balance at March 31, 2001 and 2002, respectively.

                             NETSOLVE, INCORPORATED

                                 March 31, 2002

     The following table summarizes the changes in the allowance for doubtful accounts for 2000, 2001 and 2002 (in thousands):

     Balance at March 31, 1999 .....................................    $ 227
        Additions charged to costs and expenses ....................       16
        Write-off of uncollectible accounts ........................      (24)
                                                                        -----
     Balance at March 31, 2000 .....................................      219
        Additions charged to costs and expenses ....................       11
        Write-off of uncollectible accounts ........................      (23)
                                                                        -----
     Balance at March 31, 2001 .....................................      207
        Additions charged to costs and expenses.....................        5
        Write-off of uncollectible accounts ........................      (10)
                                                                        -----
     Balance at March 31, 2002 .....................................    $ 202
                                                                        =====

   Concentrations of Revenues

     Revenues from AT&T amounted to 71%, 69% and 61% of the Company's net revenues for the years ended March 31, 2000, 2001, and 2002, respectively. The Company currently is providing multiple services to AT&T under two primary reseller agreements.

   Recent Pronouncements

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

     In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not yet determined what the effects of Statement 144 will be on the results of operations and financial position of the Company.

                             NETSOLVE, INCORPORATED

                                 March 31, 2002

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

4.   Stockholders' Equity

   Stockholder Repurchase Rights

     The Company has entered into stockholder agreements with all employees and consultants who have received grants of options pursuant to the Company's stock option plans. These agreements generally grant the Company certain repurchase rights with respect to common stock purchased by the stockholders. The percentage of shares subject to repurchase generally decreases by 25% on the first anniversary of the granting of a stock option and quarterly (at 6.25% per quarter) thereafter. The Company's repurchase rights are exercisable upon termination of employment of the employee or consultant. At March 31, 2002, total outstanding options subject to repurchase rights were 1,575,016.

   Stock Option Plans

     In November 1988, the Company adopted a stock option plan providing for the granting of options to purchase shares of the Company's common stock to key employees, directors, officers and consultants as designated by the Company's Board of Directors. The plan expired with respect to the granting of new options in October 1998. The Plan provided for the issuance of both Incentive Stock Options ("ISOs") as well as options not qualifying as ISOs within the meaning of the Internal Revenue Code of 1986, as amended. Under the terms of the Plan, the option price per share of ISOs must not have been less than 100% of the fair market value of the Company's common stock per share at date of grant. Options were granted with a term of 10 years and were immediately exercisable. Shares acquired pursuant to the exercise of options are subject to certain vesting and repurchase requirements as set forth above.

     In July 1997, the Company adopted a long-term incentive compensation plan. This plan is a comprehensive, stock-based incentive compensation plan, providing for discretionary awards of ISOs, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, bonus stock and other stock-based awards. All awards are made in, or based on the value of, the Company's common stock. The plan is administered by the Compensation Committee of the Company's Board of Directors, which consists entirely of outside directors. Regular, full-time employees of the Company, as well as directors of, and consultants to, the Company are eligible to participate in, and receive awards under the plan. Originally, the maximum number of shares of common stock for which awards could be granted under the plan was 1,350,000. On July 11, 2000, the stockholders approved an amendment to the plan to increase the total number of shares of common stock authorized for issuance thereunder from 1,350,000 to 4,350,000 (an increase of 3,000,000). At that time, the stockholders also

                             NETSOLVE, INCORPORATED

                                 March 31, 2002

reapproved the plan as required under Section 162(m) of the Internal Revenue Code. The price payable upon exercise of an option which is intended to constitute an incentive stock option may not be less than 100% of the fair market value of the common stock at the time of grant.

     At March 31, 2002 the Company had reserved 4,976,159 shares of common stock for issuance upon exercise of all options.

Deferred Compensation

     The Company recorded gross deferred compensation of approximately $322,000 in fiscal year 2000. The amount recorded represents the difference between the grant price and the deemed fair market value of the Company's common stock for shares subject to options granted in fiscal year 2000. In fiscal year 2000, 321,960 shares were granted below fair market value and the exercise price and deemed fair values were $9.00 and $10.00, respectively. The deferred compensation is amortized over the vesting period of each respective option, generally four years. In fiscal year 2001 and 2002, the Company reduced the gross deferred compensation by $130,000 and $8,000, respectively. This amount represents options that were cancelled as a result of employees leaving the Company before the four year vesting was complete. Approximately $58,000 and $34,000 was recorded as compensation expense in fiscal year 2001 and 2002, respectively.

Statement of Financial Accounting Standards No. 123

     Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for options granted prior to the Company's initial filing on Form S-1 dated October 15, 1998 was estimated as of the date of grant using an option pricing model with weighted-average risk free interest rates for 2000, 2001 and 2002 of 5.71%, 5.98% and 3.91%, respectively; no dividends; and a weighted-average expected life of the option of five years for options granted before the Company's initial public offering and four years for options granted subsequent to the Company's initial public offering. The fair value for options granted subsequent to the Company's initial filing date was established as of the date of grant using the Black-Scholes pricing model with a volatility of 40% for options granted subsequent to the initial filing date but prior to our initial public offering and a volatility of 85% for options granted subsequent to the initial public offering. A volatility of 80% was used for options granted during fiscal year 2002.

                             NETSOLVE, INCORPORATED

                                 March 31, 2002

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

                                                                                   Year ended March 31,
                                                                                   --------------------

                                                                               2000       2001       2002
                                                                             --------   --------   --------
Pro forma net income (loss) from continuing operations (in thousands) ...    $  9,485   $  3,002   $ (1,002)
Pro forma basic net income (loss) per share .............................    $   0.93   $   0.22   $   (.08)
Pro forma diluted net income (loss) per share ...........................    $   0.60   $   0.21   $   (.08)

     A summary of the Company's stock option activity under the Plan(s) and related information follows (since options under the Plan(s) are immediately exercisable, outstanding exercisable options at the end of the period are shown both in total and for vested amounts which would not be subject to repurchase if exercised):

                                                  March 31, 2000               March 31, 2001              March 31, 2002
                                              ----------------------      -----------------------     -----------------------
                                                           Weighted-                    Weighted-                   Weighted-
                                                            Average                      Average                     Average
                                                           Exercise                     Exercise                    Exercise
                                               Options       Price         Options        Price        Options        Price
                                              ---------    ---------      ---------     ---------     ---------     ---------
Outstanding--beginning of period .........    2,438,939    $    2.50      2,423,519     $    6.78     2,833,260     $    9.27
  Granted ................................      686,040        17.04      1,227,330         14.05       729,893         10.40
  Exercised ..............................     (605,465)        0.93       (373,034)         2.14      (169,944)         2.15
  Canceled ...............................      (95,995)        8.08       (444,555)        15.00      (175,713)        14.63
                                              ---------    ---------      ---------     ---------     ---------     ---------
Outstanding and exercisable--end of
  period--total ..........................    2,423,519    $    6.78      2,833,260     $    9.27     3,217,496     $    9.59
                                              ---------    ---------      ---------     ---------     ---------     ---------
Outstanding and exercisable--end of
  period--vested .........................    1,261,271    $    1.76      1,254,481     $    3.79     1,642,480     $    3.73
                                              ---------    ---------      ---------     ---------     ---------     ---------
Weighted-average fair value of options
  granted during the period ..............                 $    9.13                    $    9.66                   $    6.33

                             NETSOLVE, INCORPORATED

                                 March 31, 2002

Exercise prices for options outstanding at March 31, 2002 are as follows:

                                                           Weighted-
                                          Weighted-          Average
                                            Average        Remaining
    Exercise                               Exercise      Contractual
  Price Range             Options             Price             Life
  -----------             -------             -----             ----
 $ 0.20-$ 0.30             411,100           $ 0.20              1.3
 $ 0.50-$ 0.50               1,250             0.50              3.3
 $ 1.20-$ 1.20              76,000             1.20              3.5
 $ 1.90-$ 2.80             281,863             2.22              4.7
 $ 5.88-$ 8.50           1,254,960             6.86              8.0
 $ 9.00-$12.85             658,370            10.83              8.9
 $13.56-$19.13             125,551            18.20              7.9
 $25.13-$33.25             408,402            29.45              8.1
                         ---------

 $ 0.20-$33.25           3,217,496           $ 9.59              6.9
 -------------           =========           ------              ---

5.   Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                                          March 31,
                                              2000          2001          2002
                                              ----          ----          ----
     Deferred tax assets:
        Tax carryforwards ...............   $ 4,581       $ 3,370       $ 1,874
        Depreciable assets ..............        52           107           202
        Accruals, reserves and other ....       354         1,150         1,968
                                            -------       -------       -------
     Gross deferred tax assets ..........     4,987         4,627         4,044
     Valuation allowance ................        --            --            --
                                            -------       -------       -------
     Net deferred taxes .................   $ 4,987       $ 4,627       $ 4,044
                                            =======       =======       =======

     The valuation allowance decreased by approximately $7,095,000 during fiscal year 2000. The reduction was due to the utilization of net operating losses which were not previously benefited ($2.1 million) and management's determination that the remaining deferred tax items would more likely than not be realized ($5 million).

     As of March 31, 2001 and March 31, 2002, the Company had federal net operating loss carryforwards of approximately $9 million and $4.2 million, respectively, which will expire beginning in 2007, if not utilized. The Company had alternative minimum tax credit carryforwards of $298,000 and $245,000 as of March 31, 2001 and March 31, 2002, respectively, which do not expire. The Company also has foreign tax credits of $200,000 that expire beginning in 2006 if not utilized. Utilization of these net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

                             NETSOLVE, INCORPORATED

                                 March 31, 2002

Significant components of the expense (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

                                                     Year ended March 31,
                                               -------------------------------
                                                 2000         2001       2002
                                                 ----         ----       ----
     Current ...............................   $   112      $   197     $  150
     Deferred ..............................    (4,987)       2,747        763
                                               -------      -------     ------
                                               $(4,875)     $ 2,944     $  913
                                               =======      =======     ======


Income tax expense (benefit) is included in the financial statements as follows (in thousands):

                                                     Year ended March 31,
                                               -------------------------------
                                                 2000         2001       2002
                                                 ----         ----       ----

     Continuing operations .................   $(4,875)     $ 2,944     $  913
     Stock option benefit credited to
       equity ..............................        --       (2,325)      (180)
                                               -------      -------     ------
                                               $(4,875)     $   619     $  733
                                               =======      =======     ======

     The Company's expense (benefit) for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

                                                     Year ended March 31,
                                               -------------------------------
                                                 2000         2001       2002
                                                 ----         ----       ----

     Federal statutory rate ................      34.0 %       34.0%      34.0%
     Reduction in valuation allowance ......    (125.0)          --         --
     Permanent items and other .............       5.2          3.0        1.4
                                               -------      -------     ------
     Total expense .........................     (85.8)%       37.0%      35.4%
                                               =======      =======     ======

6.   Defined Contribution Plan

     The Company has a 401(k) plan for all full-time employees who have reached age 18 and completed certain service requirements. Employer contributions may be made by the Company at the discretion of the Board of Directors. No such employer contributions have been made to date.

                             NETSOLVE, INCORPORATED

                                 March 31, 2002

7.   Commitments and Contingencies

     The Company leases equipment and office space under noncancelable operating leases. Rent expenses for the years ended March 31, 2000, 2001 and 2002 were approximately $1,603,000, $1,778,000 and $2,800,000, respectively. Future minimum lease payments under these leases as of March 31, 2002 are as follows (in thousands):

Year ended March 31,
--------------------
        2003 .........................................................   $ 2,644
        2004 .........................................................     2,132
        2005 .........................................................     1,102
        2006 .........................................................     1,112
        2007 .........................................................     1,151
        Thereafter ...................................................        96
                                                                         -------
     Total minimum lease payments ....................................   $ 8,237
                                                                         =======

     Of the $8.2 million of future minimum lease payments, $2.6 million relates to the 70,000-square-foot facility; therefore, there will be no charge to expense as this was recorded as a one-time charge as a result of a decision to reduce excess capacity.

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

     On December 17, 2001, the Company and individual defendants reached a settlement of this action. The plaintiff class will receive $2,750,000 in connection with the settlement, all of which will be funded by the Company's insurance carrier. This settlement is subject to approval by the United States District Court. A hearing has been scheduled for September 13, 2002. Should this settlement not be approved by the District Court, it would not then be feasible to predict or determine the final outcome in this proceeding, and if the outcome were to be unfavorable, the Company's business, financial condition, cash flows and results of operations could be materially adversely affected.

     On December 6, 2001, a second putative securities class action complaint was filed against the Company, certain of its officers and the Company's underwriters of its initial public offering in the United States District Court for the Southern District of New York. Woodward v. NetSolve, Inc., 01 CV 11239. Plaintiff seeks to represent a class comprised of purchasers of the Company's common stock between September 29, 1999 and December 6, 2000.

                             NETSOLVE, INCORPORATED

                                 March 31, 2002

The Plaintiffs allege that the defendants failed to properly disclose certain commissions, discounts and purported tie-in arrangements related to the Company's initial public offering. The Plaintiffs allege claims under Sections 11 and 15 of the Securities Act against the Company, and the Plaintiffs allege claims under Section 11 and 12 of Securities Act, and Section 10(b) of the Exchange Act, against the Company's underwriters. This case has been coordinated for pretrial purposes with over 300 other cases alleging similar claims against other underwriters and companies. In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). It is not feasible to predict or determine the final outcome of this proceeding, and if the outcome were to be unfavorable, the Company's business, financial condition, cash flow and results of operations could be materially adversely affected.

8.   Restricted Cash

     At March 31, 2002, the Company had outstanding irrevocable letters of credit totaling $349,000 in favor of a lessor under a property lease. This letter of credit is collateralized by a certificate of deposit.

9.   Related Party Transactions

     The consolidated balance sheets as of March 31, 2001 and 2002, include in accounts receivable a $100,000 loan to an officer of the Company. The loan is represented by a full recourse note, is payable upon default, bears interest at 4.65% per annum and is secured by a security interest in all stock options granted to the officer by the Company at any time prior to the satisfaction of the loan and all shares of the Company's common stock issued upon the exercise of any such options.

10.  Equity Compensation Plan Information
     (As of March 31, 2002)

                                                                                                          Number of
                                                                Number of                                 securities
                                                             securities to be        Weighted         remaining available
                                                               issued upon       average exercise     for future issuance
                       Plan category                           exercise of           price of           under equity
                       -------------                       outstanding options  outstanding options   compensation plans*
                                                           -------------------  -------------------   -------------------
                                                                   (a)                  (b)                  (c)
 Equity compensation plans approved by security
   holders .............................................             3,217,496          $      9.59             1,758,663
 Equity compensation plans not approved by security
   holders .............................................           None                   None                None
   Total ...............................................             3,217,496          $      9.59             1,758,663

*Does not include securities reflected in column (a)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section entitled Election of Directors and the subsection entitled
Section 16(a) Beneficial Ownership Reporting Compliance of our definitive Proxy Statement pursuant to Regulation 14A for our 2002 Annual Meeting of Stockholders to be held July 17, 2002, and to be filed not later than 120 days subsequent to March 31, 2002, are incorporated herein by reference.

         Pursuant to Item 401(b) of Regulation S-K, the additional information with respect to our executive officers is found at the end of Part I of this report under the heading Executive Officers of the Registrant.

Item 11. EXECUTIVE COMPENSATION

         The subsection entitled The Board of Directors -- Director Compensation and the section entitled Executive Compensation of our definitive Proxy Statement pursuant to Regulation 14A for our 2002 Annual Meeting of Stockholders to be held July 17, 2002, and to be filed not later than 120 days subsequent to March 31, 2002, are incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The section entitled Security Ownership of Certain Beneficial Owners and Management of our definitive Proxy Statement pursuant to Regulation 14A for our 2002 Annual Meeting of Stockholders to be held July 17, 2002, and to be filed not later than 120 days subsequent to March 31, 2002, is incorporated herein by reference.

         The following table contains information relating to NetSolve compensation plans under which equity securities of NetSolve were authorized for issuance during the last fiscal year. This information is as of March 31, 2002.

                                                                                                            Number of
                                                                Number of                                   securities
                                                             securities to be         Weighted         remaining available
                                                               issued upon        average exercise     for future issuance
                       Plan category                           exercise of            price of            under equity
                       -------------                       outstanding options   outstanding options   compensation plans*
                                                           -------------------   -------------------   -------------------
                                                                   (a)                   (b)                   (c)
   Equity compensation plans approved by security
      holders ..........................................             3,217,496          $       9.59             1,758,663
   Equity compensation plans not approved by security
      holders ..........................................               None             None                   None
      Total ............................................             3,217,496          $       9.59             1,758,663

*Does not include securities reflected in column (a)

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption Certain Relationships and Related Transactions--Loan to Robert W. Kujawski contained in our definitive Proxy Statement pursuant to Regulation 14A for our 2002 Annual Meeting of Stockholders to be held July 17, 2002, and to be filed not later than 120 days subsequent to March 31, 2002, is incorporated herein by reference.

Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

         See Index to Consolidated Financial Statements on page 33.

         The consolidated financial statement schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended March 31, 2002.

                    Previously Filed*
                    -----------------
               With File
               ---------
Exhibits       Number          As Exhibit        Description
--------       ------          ----------        -----------
3.1*           333-65691       3.3               Restated Certificate of Incorporation of NetSolve, as filed.
3.2*           333-65691       3.4               Bylaws of NetSolve.
4.1*           Amdt. No. 1     4.1               Specimen Form of Common Stock Certificate of NetSolve.
               to 333-65691
10.1*          Amdt. No.1 to   10.1              Contract Services Agreement between AT&T Corp. and NetSolve, dated
               333-65691                         December 21, 1995, together with amendments relating thereto.+
10.2*          333-65691       10.2              Lease between CarrAmerica Realty, L.P., t/a Riata Corporate Park, as Landlord, and NetSolve, as Tenant, dated as of September 30,
                                                 1997, relating to Riata Corporate Park.
10.3*          Amdt. No. 1     10.7              Form of Indemnification Agreement.
               to 333-65691
10.4*          333-65691       10.8              1988 Stock Option Plan, as amended.
10.5*          Amdt. No. 1     10.9              Amended and Restated Long-Term Incentive Compensation Plan.
               to 333-65691
10.6*          333-65691       10.10             Form of Proprietary Information and Inventions Agreement entered into between NetSolve and each officer.

10.7*          333-65691       10.11             Offer Letter from NetSolve to Craig S. Tysdal, dated August 12,
                                                 1993.

10.8*          Amdt. No. 1     10.17             Form of Stock Option Agreement with Directors.
               to 333-65691
10.9*          Amdt. No. 1     10.18             Form of Shareholder Agreement with Directors.
               to 333-65691
10.10*         0-24983         10.2              Office Lease Agreement between Austin Jack, LLC, as landlord and
               Form 10-Q                         NetSolve, as Tenant, dated as of June 7, 2000, relating to Amber
               (filed August                     Oaks.
               14, 2000)
10.11*         0-24983         10.13             Offer letter from NetSolve to Honore LaBourdette dated April 4,
               Form 10-Q                         2001.
               (filed May
               30, 2001)
10.12*         0-24983         10.14             Exclusive Software License and Use Agreement entered into as of

               Form 10-Q                      December 21, 2000 between NetSolve and NEC Corporation.+
               (filed May
               30, 2001)
10.13*         0-24983         10.15          Asset Purchase Agreement and Assignment of Contract Rights dated as
               Form 10-Q                      of March 15, 2001 between Comdisco, Inc. and NetSolve.+
               (filed May
               30, 2001)
10.14*         0-24983         10.1           Management Services Purchase and Resale Agreement between NetSolve
               Form 10-Q                      and International Business Machines Corporation dated March 9,
               (filed Nov.                    2001.+
               14, 2001)
10.15                                         Amendment No. 16 dated as of January 1, 2002 to the Contract
                                              Services Agreement between AT&T Corp. and NetSolve, dated December
                                              21, 1995.+
10.16                                         Amendment No. 17 dated as of January 1, 2002 to the Contract
                                              Services Agreement between AT&T Corp. and NetSolve, dated December
                                              21, 1995.+
21.1*          333-65691       21.1           Subsidiaries of NetSolve.
23.1                                          Consent of Ernst & Young LLP, Independent Auditors.

* Incorporated herein by reference. Amdt. No. 1 to 333-65691 references the Company's Amendment No. 1, dated July 26, 1999, to its Registration Statement on Form S-1, File No. 333-65691.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NetSolve, Incorporated, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NetSolve, Incorporated

Date: June 7, 2002.                        By:       /s/ Craig S. Tysdal
                                                   -------------------------

                                           Craig S. Tysdal,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NetSolve, Incorporated and in the capacities and on the dates indicated.

                   Signature                                      Title                               Date
              /s/ Craig S. Tysdal                     Principal Executive Officer and             June 7, 2002
              -------------------
        (Craig S. Tysdal, President and                          Director
            Chief Executive Officer)

             /s/ Kenneth C. Kieley                      Principal Financial Officer               June 7, 2002
             ---------------------
  (Kenneth C. Kieley, Vice President-Finance,
     Chief Financial Officer and Secretary)

               /s/ H. Perry Barth                      Principal Accounting Officer               June 7, 2002
               ------------------
          (H. Perry Barth, Controller)

             /s/ J. Michael Gullard                              Director                         June 7, 2002
             ----------------------
              (J. Michael Gullard,
             Chairman of the Board)

           /s/ G. Joseph Lueckenhoff                             Director                         June 7, 2002
           --------------------------
            (G. Joseph Lueckenhoff)

              /s/ John S. McCarthy                               Director                         June 7, 2002
              --------------------
               (John S. McCarthy)

            /s/ Suzanne C. Narducci                              Director                         June 7, 2002
            -----------------------
             (Suzanne C. Narducci)

            /s/ Howard D. Wolfe, Jr.                             Director                         June 7, 2002
            ------------------------
             (Howard D. Wolfe, Jr.)
