Form 10-Q
period 2002-06-30
NETSOLVE INC
filed 2002-08-14
CIK 1071342

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

                  For the quarterly period ended June 30, 2002

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


                            9500 Amberglen Boulevard
                               Austin, Texas 78729
          (Address of principal executive offices, including zip code)


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


  Number of shares outstanding of the issuer's common stock, $.01 par value, as of August 7, 2002: 11,958,187

================================================================================

                             NETSOLVE, INCORPORATED

                                      INDEX

PART I.      FINANCIAL INFORMATION                                                                                      Page
                                                                                                                        ----
Item  1.     Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 2002 and June 30, 2002 (unaudited).................   3

             Condensed Consolidated  Statements of Operations for the three month periods ended June 30, 2001 and 2002
             (unaudited) .............................................................................................   4

             Condensed Consolidated  Statements of Cash Flows for the three month periods ended June 30, 2001 and 2002
             (unaudited)..............................................................................................   5

             Notes to Condensed Consolidated Financial Statements.....................................................   6

Item  2.     Management's Discussion and Analysis of Financial Condition and Results of Operations....................   9

Item  3.     Quantitative and Qualitative Disclosures About Market Risk...............................................   21

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................................   22

Item  2.     Changes in Securities and Use of Proceeds

             Use of proceeds..........................................................................................   22

Item  4.     Submission of Matters to a Vote of Security Holders......................................................   23

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                             NETSOLVE, INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                03/31/2002      06/30/2002
                                                                                ----------      ----------
                                                                                                (unaudited)
                                ASSETS
Current Assets:
        Cash and cash equivalents .........................................     $   47,160      $   49,062
        Restricted cash ...................................................            349             351
        Accounts receivable, net of allowance for doubtful accounts of
                $202 at March 31, 2002 and at June 30, 2002 ...............          6,061           3,976
        Prepaid expenses and other assets .................................          1,786           1,809
        Deferred tax assets ...............................................          2,082           2,082
                                                                                ----------      ----------
Total current assets ......................................................         57,438          57,280

Property and Equipment:
        Computer equipment and software ...................................         10,337          11,337
        Furniture, fixtures and leasehold improvements ....................          5,316           5,354
        Other equipment ...................................................            410             526
                                                                                ----------      ----------
                                                                                    16,063          17,217
        Less accumulated depreciation and amortization ....................         (8,094)         (9,039)
                                                                                ----------      ----------
Net property and equipment ................................................          7,969           8,178

Deferred tax assets, net of current portion ...............................          1,962           1,954
Other assets ..............................................................            492             425
                                                                                ----------      ----------

Total assets ..............................................................     $   67,861      $   67,837
                                                                                ==========      ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable ..................................................     $      825      $    1,118
        Accrued liabilities ...............................................          3,975           4,124
        Future rentals for idle facility ..................................          1,602           1,956
        Deferred revenue ..................................................          1,178           1,144
                                                                                ----------      ----------
Total current liabilities .................................................          7,580           8,342

Deferred revenue, net of current portion ..................................            891             711
Future rentals for idle facility, net of current portion ..................          1,048             655

Stockholders' equity:
        Common stock, $0.1 par value; 25,000,000 shares authorized at March 31, 2002 and June 30, 2002;
                15,063,591 issued and 12,133,275 outstanding at
                March 31, 2002 and 15,070,203 issued and 11,990,787
                outstanding at June 30, 2002 ..............................            150             150
        Additional paid-in capital ........................................         81,110          81,127
        Treasury stock ....................................................        (21,059)        (22,129)
        Deferred compensation .............................................            (27)            (20)
        Accumulated deficit ...............................................         (1,832)           (999)
                                                                                ----------      ----------
Total stockholders' equity ................................................         58,342          58,129
                                                                                ----------      ----------

Total liabilities and stockholders' equity ................................     $   67,861      $   67,837
                                                                                ==========      ==========



                            See accompanying notes.

                             NETSOLVE, INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                            Three Months Ended
                                                                        --------------------------
                                                                        06/30/2001      06/30/2002
                                                                        ----------      ----------
                                                                                (unaudited)
Revenues:
        Network management services ...............................     $    8,636      $   10,291
        Equipment and other .......................................          2,614           2,295
                                                                        ----------      ----------
                Total revenues ....................................         11,250          12,586
                                                                        ----------      ----------

Costs of revenues:
        Network management services ...............................          5,233           5,966
        Equipment and other .......................................          1,780           1,520
                                                                        ----------      ----------
                Total costs of revenues ...........................          7,013           7,486
                                                                        ----------      ----------

Gross profit ......................................................          4,237           5,100

Operating expenses:
        Development ...............................................            803             893
        Selling and marketing .....................................          1,399           1,830
        General and administrative ................................          1,081           1,284
        Amortization of deferred compensation .....................              9               7
                                                                        ----------      ----------
                Total operating expenses ..........................          3,292           4,014
                                                                        ----------      ----------

Operating income ..................................................            945           1,086

Other Income (expense):
        Interest income ...........................................            530             201
        Interest expense ..........................................             (3)              -
        Other, net ................................................             17              15
                                                                        ----------      ----------
                Total other income (expense) ......................            544             216
                                                                        ----------      ----------

Income before income taxes ........................................          1,489           1,302
Income tax expense ................................................            520             469
                                                                        ----------      ----------

Net income ........................................................     $      969      $      833
                                                                        ==========      ==========

Basic net income per share ........................................     $     0.08      $     0.07
Weighted average shares used in basic per share calculation .......         12,039          12,053

Diluted net income per share ......................................     $     0.08      $     0.07
Weighted average shares used in diluted per share calculation .....         12,065          12,801

                             See accompanying notes.

                             NETSOLVE, INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   Three Months Ended
                                                                                --------------------------
                                                                                06/30/2001      06/30/2002
                                                                                ----------      ----------
                                                                                        (unaudited)
Cash flows from operating activities
        Net income .........................................................    $       969     $       833

        Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization ..............................            754             945
                Amortization of deferred compensation ......................              9               7
                Reduction in future rentals for idle facility ..............              -             (39)
                Change in assets and liabilities
                 Accounts receivable, net ..................................            768           2,085
                 Prepaid expenses and other assets .........................            677              44
                 Deferred tax assets .......................................            475               8
                 Accounts payable ..........................................            605             293
                 Accrued liabilities........................................            326             149
                 Unearned income ...........................................            214            (214)
                                                                                -----------     -----------

Net cash provided by operating activities ..................................          4,797           4,111
                                                                                -----------     -----------

Cash flows from investing activities........................................
        Transfer of funds from restricted cash .............................            141               -
        Purchases of property and equipment ................................         (3,356)         (1,156)
                                                                                -----------     -----------

Net cash (used in) investing activities ....................................         (3,215)         (1,156)
                                                                                -----------     -----------


Cash flows from financing activities
        Repurchase of common stock .........................................           (880)         (1,070)
        Payments under capital lease obligations ...........................           (143)              -
        Proceeds from exercise of common stock options and warrants ........            277              17
                                                                                -----------     -----------
Net cash (used in) financing activities ....................................           (746)         (1,053)
                                                                                -----------     -----------


Net increase in cash and cash equivalents ..................................            836           1,902
Cash and cash equivalents, beginning of period .............................         45,411          47,160
                                                                                -----------     -----------
Cash and cash equivalents, end of period ...................................    $    46,247          49,062
                                                                                ===========     ===========

Supplemental disclosure of cash flow information:
        Cash paid for interest .............................................    $         6               -
                                                                                ===========     ===========
        Income taxes paid ..................................................    $         -               3
                                                                                ===========     ===========

                             See accompanying notes.

                             NETSOLVE, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

              Information with respect to the three months ended June 30, 2001 and 2002 is unaudited.

1.   Organization and Description of the Company

     NetSolve, Incorporated, a Delaware corporation, (the "Company") engages in the business of providing remote network management services. These services include network configuration and design, installation and implementation coordination, fault diagnosis and resolution, and ongoing network management. The Company also resells data network equipment manufactured by selected leading suppliers of these products. The Company also licenses its software overseas. The Company's services are designed to allow its customers to selectively outsource, or "out-task" network specific tasks in order to migrate to new technology, increase network reliability, and reduce overall network costs.

2.   Basis of Presentation

     The quarterly financial information presented herein should be read in conjunction with the Company's annual financial statements for the year ended March 31, 2002, which can be found in the Company's annual report on Form 10-K, as filed on June 10, 2002 (File No. 000-24983). The accompanying unaudited interim financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

                             NETSOLVE, INCORPORATED

                                  June 30, 2002

  A reconciliation of the denominators used in computing per share net income is as follows (in thousands):

                                       Three months ended
                                            June 30,

                                    2001            2002
                                    ----            ----
Numerator:
     Net income..................   $    969        $    833
                                    ========        ========
Denominator:
  Denominator for basic net
    income per share--
    weighted average common
    stock outstanding............     12,039          12,053
  Dilutive common stock
    equivalents--common stock
    options and warrants.........         26             748
                                    --------        --------

  Denominator for diluted net
    income per share--weighted
    average common stock
    outstanding and dilutive
    common stock
    equivalents..................     12,065          12,801
                                    ========        ========

                             NETSOLVE, INCORPORATED

                                  June 30, 2002

4.  Contingencies

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

     On December 17, 2001, the Company and individual defendants reached a settlement of this action. The plaintiff class will receive $2,750,000 in connection with the settlement, all of which will be funded by the Company's insurance carrier. On May 28, 2002, the District Court preliminary certified the class and approved the settlement. A Settlement Fairness Hearing has been set for September 13, 2002 before the Honorable Sam Sparks. If this settlement is not approved by the District Court, it will not then be feasible to predict or determine the final outcome in this proceeding, and if the outcome were to be unfavorable, the Company's business, financial condition, cash flows and results of operations could be materially adversely affected.

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

Overview

     We provide network management services that allow enterprises and carriers to outsource some or all network-specific activities in order to increase network reliability and uptime, reduce overall network costs, and simplify timely migration to new technologies. We were incorporated in September 1985 in the State of Delaware and began operating during the second half of 1987. Until December 1996, substantially all of our services revenues were derived from the sale of data transport services. To provide these transport services, we leased network transmission facilities from major carriers, and we also resold AT&T's transport services. We began developing our first remote network management service offering for WANs in early 1993 and began offering that service, together with AT&T's transport services, in the quarter ended March 31, 1994. We began selling network management services separately from our data transport services in the quarter ended March 31, 1995. We introduced our first security service in the quarter ended September 30, 1996. We discontinued our data transport business in the quarter ended December 31, 1996. We began offering network management services for LANs in the quarter ended June 30, 1997. We began offering virtual private network (VPN) management services during the quarter ended September 30, 2000. On June 21, 2001, we announced that IBM Global Services will offer selected ProWatch managed network services. The acceptance of our first software licensing agreement occurred in the quarter ended September 30, 2001. This agreement allows another organization to utilize our technology to provide remote network management services to its customers. Additionally, on October 1, 2001, we announced that we will offer remote network management for Cisco Systems, Inc. Architecture for Voice, Video and Integrated Data (AVVID) Internet Protocol IP Telephony (IPT).

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

        Recurring network management services revenues are typically based on a fixed monthly fee per customer site or device and are recognized in the period in which the services are rendered. For the three months ended June 30, 2002, approximately 83% of network management services revenues were from recurring services.

     . Nonrecurring network management services consist primarily of project implementation services, equipment installation services, one-time project and development assignments that assist resellers in defining and creating new network management services and software professional fees. Nonrecurring network management services primarily relate to services performed to assist customers in implementing new networks. Nonrecurring network management revenues are also earned when implementing network management services for existing networks; however, the level of work and related fees are both lower. Nonrecurring network management services revenues are generally recognized upon completion of the assignment or service. For example, we charge fees for project implementation services on a per-location or per-device basis and we recognize revenues associated with these services upon completion of the network implementation for the location or device.

     Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises sold to by our sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. Network management services revenues also include software licensing, usage royalties, maintenance fees and professional fees. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 2001 and 2002 and in the three months ended June 30, 2002. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in most cases, require that we continue providing services throughout the term of the reseller's contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

     We derive equipment and other revenues from the resale of customer premise equipment, or CPE, and from the sale of CPE maintenance contracts to certain of our network management services resellers or customers. CPE is networking equipment which usually resides at the customer's location and includes routers, customer service units or CSUs, and LAN switches. We utilize CPE produced by Cisco and, to a lesser extent, by Bay/Nortel, Visual Networks and others. We recognize equipment revenues in the period the CPE is shipped to the customer. However, if the transaction is financed through our lease financing subsidiary, we recognize the revenues upon sale of the underlying lease contract on a nonrecourse basis. We recognize revenues from CPE maintenance contracts on a monthly basis as the services are provided. We generally only resell CPE to our network management services customers. Although we believe some of our customers will continue to purchase CPE from us, our strategy is to focus on our network management services which generate higher margins. We therefore anticipate that revenues from CPE sales will continue to decline as we seek to manage our mix of revenues.

     We currently have two primary reseller agreements with AT&T, one for Managed Router Service and one for Managed DSU Service. AT&T accounted for 69% of our total revenues in fiscal year 2001, 61% of our total revenues in fiscal year 2002, and 57% of our total revenues in the three months ended June 30, 2002. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in fiscal 2003, but believe the percentage will continue to decline. No other customer accounted for more than 10% of our revenues in fiscal years 2001, 2002 or the three months ended June 30, 2002.

     In January 2002, we entered into a new amendment to our agreement with AT&T relating to the Managed Router Services. The services provided under this amendment in the quarter ended June 30, 2002 accounted for 27% of our total revenues, 19% of our total network management services revenues and 20% of our recurring network management services revenues. The pricing terms of the new amendment include discounts on our services that we estimate will reduce recurring management revenues by approximately $365,000 for the quarter ending September 30, 2002 with prices increasing slightly thereafter.

     Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S.-based customers.

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2002

   Revenues

     Total revenues. Total revenues increased 12%, from $11.3 million in the three months ended June 30, 2001 to $12.6 million in the three months ended June 30, 2002.

     Network management services. Revenues from network management services increased 19%, from $8.6 million in the three months ended June 30, 2001 to $10.3 million in the three months ended June 30, 2002, representing 77% of total revenues in the three months ended June 30, 2001 and 82% in the three months ended June 30, 2002. The dollar and percentage increase was due primarily to increased recurring revenues resulting from a growth in the number of managed devices under contract and to a lesser extent increased revenue from software licensing fees.

     Equipment and other. Revenues from equipment and other decreased 12%, from $2.6 million in the three months ended June 30, 2001 to $2.3 million in the three months ended June 30, 2002. This decrease was primarily as a result of a decrease in CPE maintenance revenue due to fewer equipment maintenance contracts in place.

   Costs of revenues

     Cost of network management services. Cost of network management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 14%, from $5.2 million in the three months ended June 30, 2001 to $6.0 million in the three months ended June 30, 2002, representing 61% of network management services revenues in the three months ended June 30, 2001 and 58% in the three months ended June 30, 2002. The dollar increase was due primarily to the addition of personnel and network management infrastructure enhancements that should allow us to scale efficiently in anticipation of continued growth. The percentage decrease was due primarily to improvements in processes and tools which have resulted in a higher number of managed devices per operations employee and to increased software licensing revenues as a percentage of overall network management services revenues which generally have higher margins than revenues derived from managing our customers' networks.

     Cost of equipment and other. Cost of equipment and other includes the purchase of CPE from manufacturers and distributors and maintenance contracts purchased for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of equipment and other decreased 15%, from $1.8 million in the three months ended June 30, 2001 to $1.5 million in the three months ended June 30, 2002, representing 68% of equipment and other revenues in the three months ended June 30, 2001 and 66% of such revenues in the three months ended June 30, 2002. The decrease in dollars was due to reduced costs of equipment maintenance which occurred as a result of a decrease in the number of maintenance contracts in place.

   Operating expenses

     Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our Web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses increased 11% from $803,000 in the three months ended June 30, 2001 to $893,000 in the three months ended June 30, 2002, representing 7% of total revenues in the three months ended June 30, 2001 and 2002. The increase in dollars was due to an increase in the number of software and service development personnel devoted to the development and enhancement of network management tools and our network management services and increased use of software development consulting services.

     Selling and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 31%, from $1.4 million in the three months ended June 30, 2001 to $1.8 million in the three months ended June 30, 2002, representing 12% of total revenues in the three months ended June 30, 2001 and 15% in the three months ended June 30, 2002. The increase in dollars and as a percentage of revenue was due primarily to increased costs related to the addition of sales and marketing personnel and additional spending related to identifying software licensing opportunities overseas.

     General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses increased 19%, from $1.1 million in the three months ended June 30, 2001 to $1.3 million in the three months ended June 30, 2002, representing 10% of total revenues in the three months ended June 30, 2001 and 2002. The dollar increase was due primarily to approximately $180,000 of additional spending related to rent and operating costs of our new facility and the addition of general and administrative personnel. We moved into the new facility at the end of June 2002 in order to consolidate substantially all of our operations into one facility. As a result, we anticipate that our quarterly costs for facilities which are included in general and administrative costs will decline by approximately $450,000 per quarter beginning with the quarter ending September 2002.

   Other income, net

     Other income, net consists primarily of interest income earned on our cash balances, offset by interest expense from our leases for capital equipment. Other income, net decreased from $544,000 in the three months ended June 30, 2001 to $216,000 in the three months ended June 30, 2002, representing 5% of total revenues in the three months ended June 30, 2001 and 2% in the three months ended June 30, 2002. The decrease was due to lower average interest rates for the three months ended June 30, 2002 compared to the same period in the prior year.

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

Liquidity and capital resources

     Net cash provided by operating activities during the three month periods ended June 30, 2001 and June 30, 2002 was $4.8 million and $4.1 million, respectively.

     We used $3.4 million during the three months ended June 30, 2001 and $1.2 million in the three months ended June 30, 2002 to purchase capital assets which includes leasehold improvements related to the addition of our new facility and to purchase capital assets used in the delivery of our network management services. We currently have no material commitments for capital expenditures. We paid $143,000 during the three months ended June 30, 2001 toward our lease obligations for capital equipment. The capital leases matured in the prior fiscal year and therefore we made no capital lease payments in the three months ended June 30, 2002. We have no future commitments for capital leases.

     We used $1.1 million during the three months ended June 30, 2002 to repurchase 149,100 shares of our common stock. We have approval from our Board of Directors to purchase up to an aggregate of four million shares, including those previously repurchased. Since the inception of the stock repurchase program, the Company has repurchased 3.1 million shares of its common stock at an aggregate price of approximately $22.0 million. The extent and timing of any additional repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including for use in connection with the Company's stock option plans, or may be retired.

     As of June 30, 2002, we had $49.1 million in cash and cash equivalents, $4.0 million in net accounts receivable and $48.9 million in working capital. We believe that our current cash balances, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures, stock buy back program and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and/or private equity offerings and debt financings, sales of nonstrategic assets and other financing arrangements.

     As of June 30, 2002, we had net operating loss carryforwards of approximately $3.0 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2007 if not utilized. We have alternative minimum tax credit carryforwards of $245,000 which do not expire. We also have foreign tax credits of $200,000 that expire beginning in 2006 if not utilized. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization.

     As of June 30, 2002, we have no debt or off-balance sheet debt. As of June 30, 2002, we have noncancelable operating lease obligations of approximately $7.5 million. At June 30, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Related Party Transactions

     The consolidated balance sheets as of June 30, 2001 and 2002 include in accounts receivable a $100,000 loan to an officer of the Company. The loan is represented by a full recourse note, is payable upon default, bears interest at 4.65% per annum and is secured by a security interest in all stock options granted to the officer by the Company at any time prior to the satisfaction of the loan and all shares of the Company's common stock issued upon the exercise of any such options.

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

     .    renew the Frame Relay Plus agreement with AT&T beyond the ordering period that currently expires in June 2003;

     .    continue to provide services under the Managed Router Service agreement with AT&T after June 2003;

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

     Sales to AT&T, which resells our services to its customers, accounted for 61% of our total revenues in fiscal year 2002 and 57% of our total revenues in the three months ended June 30, 2002. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in fiscal year 2003, but we believe the percentage will continue to decline. To the extent we continue to depend on AT&T for a large portion of our sales, our total revenues will decline materially if AT&T discontinues selling our services, significantly reduces its sales of our services, fails to renew our two primary agreements that have ordering periods expiring in June 2003, or cancels orders for services provided to existing AT&T customers. We cannot be sure that we will be successful in reducing our dependence on AT&T in the future, or that AT&T will continue to renew its agreements with us.

     Our agreements with AT&T are not exclusive arrangements. We will need to maintain a good working relationship with different business units of AT&T in order to maintain the business we currently provide to AT&T's customers and to encourage AT&T to sell our services to additional customers. We cannot assure that AT&T will continue to sell our services to existing or additional AT&T customers or continue to utilize our services following the expiration of the service terms set forth in our agreements with AT&T. A substantial reduction in our AT&T business from any cause, including those described above, would result in diminished revenues for an extended period of time as we attempted to replace that business.

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

     .    we expect to continue encouraging end users to purchase equipment and equipment maintenance services from other sources; therefore, we anticipate that our revenues from equipment hardware and maintenance resales will continue to decline as we seek to manage our mix of revenues;

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

     As a result of seasonal factors, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful. These factors may adversely affect our operating results or cause our operating results to fluctuate, and may result in a decrease in our stock price. Quarterly results of operations should not be relied upon to predict our future performance.

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

     We expect to continue to rely on resellers such as data networking value-added resellers and integrators and, to a lesser extent, telecommunications carriers to market our services. We must establish and develop these alternative sales channels in order to increase our revenues and become consistently profitable. We have a limited history developing these sales channels, and we have established productive relationships with only a few resellers. While we have gained additional experience in managing sales through resellers, we have not yet achieved consistent results from such sales. Except for AT&T, these resellers have not generated significant sales of our services to date and may not succeed in marketing our services in the future.

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

     Our strategy of selling our services primarily through resellers may result in our having weaker relationships with the end users of our services. This may inhibit our ability to gather customer feedback that helps us improve our services, develop new services and monitor customer satisfaction. We may also lose brand identification and brand loyalty, since our services may be identified by private label names or may be marketed differently by our resellers. A failure by any of our resellers to provide their customers with satisfactory products, services or customer support could injure our reputation and seriously damage our business. Our agreements with these resellers may limit our ability to sell our services directly to the resellers' customers in the future.

Any material decrease in sales of our WAN management services will significantly reduce our total revenues and adversely affect our business.

     Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 85% of our recurring network management services revenues in the three months ended June 30, 2002. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate a significant portion of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services and our ability to introduce enhanced versions of these services that make these services more efficient and economical.

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

     Although we have developed new services, such as network management services for local area networks, or LANs, network security services and IP Telephony, we have not derived significant revenues from these services to date. We cannot be sure that we will be successful selling these services or developing additional services on time or on budget. The development of new services is a complex and uncertain process. The newness of the market for remote network management services makes it difficult to determine whether a market will develop for any particular network management service. If we succeed in increasing the percentage of our revenues that is derived from resellers, we may have weaker relationships with the end users of our services, making it even more difficult for us to identify services acceptable to our target market. We cannot assure that future technological or industry developments will be compatible with our business strategy or that we will be successful in responding to these changes in a timely or cost-effective manner. Our failure to develop and sell services other than WAN management services could seriously damage our business.

Our business may be harmed if we lose the services of any member of our management team without appropriate succession and transition arrangements.

     Our ability to continue to build our business and meet our goals going forward depends to a significant degree on the skills, experience and efforts of each member of our management team, including Craig S. Tysdal, our president and chief executive officer. We do not have employment contracts requiring any of our personnel, including the members of our management team, to continue their employment for any period of time, and we do not maintain key man life insurance on any of our personnel, including our executive officers. The loss of the expertise of any member of our management team without appropriate succession and transition arrangements could seriously damage our business.

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

     We must be able to operate our network management infrastructure 24 hours a day, 365 days a year without interruption. If our operations are interrupted, we may lose customers and revenues. All of our network management services are provided remotely from our network management center, which is located at a single site in Austin, Texas. We currently have redundant systems at a separate geographic location. However, in order to operate without undue risk of interruption, we must guard against:

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

     On December 17, 2001, the Company and individual defendants reached a settlement of this action. The plaintiff class will receive $2,750,000 in connection with the settlement, all of which will be funded by the Company's insurance carrier. On May 28, 2002, the District Court preliminary certified the class and approved the settlement. A Settlement Fairness Hearing has been set for September 13, 2002 before the Honorable Sam Sparks. If this settlement is not approved by the District Court, it will not then be feasible to predict or determine the final outcome in this proceeding, and if the outcome were to be unfavorable, the Company's business, financial condition, cash flows and results of operations could be materially adversely affected.

     On December 6, 2001, a second putative securities class action complaint was filed against the Company, certain of its officers and the Company's underwriters of its initial public offering in the United States District Court for the Southern District of New York. Woodward v. NetSolve, Inc., 01 CV 11239. Plaintiff seeks to represent a class comprised of purchasers of the Company's common stock between September 29, 1999 and December 6, 2000. The plaintiffs allege that the defendants failed to properly disclose certain commissions, discounts and purported tie-in arrangements related to the Company's initial public offering. The plaintiffs allege claims under Sections 11 and 15 of the Securities Act against the Company, and the plaintiffs allege claims under Sections 11 and 12 of the Securities Act, and Section 10 (b) of the Exchange Act, against the Company's underwriters. This case has been coordinated for pretrial purposes with over 300 other cases alleging similar claims against other underwriters and companies. In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). It is not feasible to predict or determine the final outcome of this proceeding, and if the outcome were to be unfavorable, the Company's business, financial condition, cash flow and results of operations could be materially adversely affected.

Item 2.  USE OF PROCEEDS

     The Company's registration statement on Form S-1 (File No. 333-65691) was declared effective on September 28, 1999. Gross proceeds from the offering were used to pay offering costs through December 31, 1999. Net proceeds from the offering in the amount of $22,129,000 have been used to repurchase 3,079,416 shares of the Company's common stock under its stock repurchase program. The remainder of the proceeds of this offering is temporarily invested in short-term, investment-grade, interest bearing securities pending their use for other purposes.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  NetSolve held its Annual Meeting of Stockholders on July 17, 2002. The following items were presented to the stockholders with the following results:

               1. The following directors were elected to serve until the next annual meeting:

                                                                  Votes Withheld
                          Directors               Votes For         or Against           Abstentions
                                                  ---------         ----------           -----------
               J. Michael Gullard                11,194,614             52,915              None
               G. Joseph Lueckenhoff              8,921,543          2,325,986              None
               John S. McCarthy                  11,194,614             52,915              None
               Suzanne C. Narducci               10,361,383            886,146              None
               Craig S. Tysdal                    9,861,938          1,385,591              None
               Howard D. Wolfe, Jr.              11,194,614             52,915              None

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 14, 2002              NETSOLVE, INCORPORATED

                                          By:
                                               /s/ Craig S. Tysdal
                                               ----------------------
                                               Craig S. Tysdal
                                               President and Chief Executive
                                               Officer

                                          By:
                                               /s/ Kenneth C. Kieley
                                               ------------------------
                                               Kenneth C. Kieley
                                               Vice President-Finance, Chief
                                               Financial Officer and Secretary

                                          By:
                                               /s/ H. Perry Barth
                                               --------------------
                                               H. Perry Barth
                                               Controller and Chief Accounting
                                               Officer