Form 10-Q
period 2002-09-30
NETSOLVE INC
filed 2002-11-14
CIK 1071342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number: 0-24983

NetSolve, Incorporated
(Exact name of the registrant as specified in its charter)

Delaware	75-2094811-2
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

9500 Amberglen Boulevard
Austin, Texas 78729
(Address of principal executive offices, including zip code)

(512) 340-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒     No    ☐

Number of shares outstanding of the issuer’s common stock, $.01 par value, as of November 4, 2002: 11,748,278

NETSOLVE, INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	3/31/2002	9/30/2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,160	$46,070
Short-term investments	—	3,476
Restricted cash	349	351
Accounts receivable, net of allowance for doubtful accounts of $202 at March 31, 2002 and at September 30, 2002	6,169	3,302
Prepaid expenses and other assets	1,586	1,805
Deferred tax assets	2,082	2,082

Total current assets	57,346	57,086

Property and Equipment:
Computer equipment and software	10,337	11,807
Furniture, fixtures and leasehold improvements	5,316	4,664
Other equipment	410	373

	16,063	16,844
Less accumulated depreciation and amortization	(8,094)	(9,243)

Net property and equipment	7,969	7,601
Deferred tax assets, net of current portion	1,962	1,958
Other assets	492	318

Total assets	$67,769	$66,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$642	$600
Accrued liabilities	4,189	4,547
Future rentals for idle facility	1,602	1,696
Deferred revenue	1,055	1,043

Total current liabilities	7,488	7,886
Deferred revenue, net of current portion	891	748
Future rentals for idle facility, net of current portion	1,048	262

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized at March 31, 2002 and September 30, 2002; 15,063,591 issued and 12,133,275 outstanding at March 31, 2002 and 15,077,415 issued and 11,863,199 outstanding at September 30, 2002	150	150
Additional paid-in capital	81,110	81,149
Treasury stock	(21,059)	(23,094)
Deferred compensation	(27)	(12)
Accumulated deficit	(1,832)	(126)

Total stockholders’ equity	58,342	58,067

Total liabilities and stockholders’ equity	$67,769	$66,963

(1)	Certain reclassifications have been made to prior year balances to conform to the current year presentations.

See accompanying notes.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	9/30/2001	9/30/2002	9/30/2001	9/30/2002
	(unaudited)		(unaudited)
Revenues:
Network management services	$9,655	$9,881	$18,290	$20,172
Maintenance and equipment	2,630	2,223	5,244	4,519

Total revenues	12,285	12,104	23,534	24,691

Costs of revenues:
Network management services	5,537	6,056	10,770	12,022
Maintenance and equipment	1,843	1,496	3,623	3,017

Total costs of revenues	7,380	7,552	14,393	15,039

Gross profits:
Network management services	4,118	3,825	7,520	8,150
Maintenance and equipment	787	727	1,621	1,502

	4,905	4,552	9,141	9,652
Operating expenses:
Development	910	859	1,712	1,751
Selling and marketing	1,563	1,689	2,962	3,519
General and administrative	1,280	849	2,361	2,133
Amortization of deferred compensation	9	7	18	15

Total operating expenses	3,762	3,404	7,053	7,418

Operating income	1,143	1,148	2,088	2,234

Other income (expense):
Interest income	412	218	943	418
Interest expense	(3)	(1)	(6)	(1)
Other, net	(2)	(1)	14	15

Total other income (expense)	407	216	951	432

Income before income taxes	1,550	1,364	3,039	2,666
Income tax expense	541	491	1,061	960

Net income	$1,009	$873	$1,978	$1,706

Basic net income per share	$0.08	$0.07	$0.16	$0.14
Weighted average shares used in basic per share calculation	12,107	11,957	12,073	12,005

Diluted net income per share	$0.08	$0.07	$0.15	$0.13
Weighted average shares used in diluted per share calculation	13,378	12,749	13,171	12,773

See accompanying notes.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Six Months Ended
	9/30/2001	9/30/2002
	(unaudited)
Cash flows from operating activities:
Net income	$1,978	$1,706

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,554	1,903
Amortization of deferred compensation	18	15
Loss on disposition of property and equipment	1	181
Change in assets and liabilities:
Reduction in future rentals for idle facility	—	(692)
Accounts receivable, net	(763)	2,867
Prepaid expenses and other assets	428	(45)
Deferred tax assets	871	4
Accounts payable	(141)	(42)
Accrued liabilities	513	358
Unearned revenue	1,048	(155)

Net cash provided by operating activities	5,507	6,100

Cash flows from investing activities:
Purchases of short-term investments	—	(3,476)
Transfer of funds to restricted cash	(133)	(2)
Purchases of property and equipment	(3,951)	(1,727)
Proceeds from the sale of property and equipment	—	11

Net cash used in investing activities	(4,084)	(5,194)

Cash flows from financing activities:
Repurchase of common stock	(880)	(2,035)
Payments under capital lease obligations	(219)	—
Proceeds from exercise of common stock options and warrants	302	39

Net cash used in financing activities	(797)	(1,996)

Net change in cash and cash equivalents	626	(1,090)
Cash and cash equivalents, beginning of period	45,411	47,160

Cash and cash equivalents, end of period	$46,037	$46,070

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$1

Income taxes paid	$49	$64

See accompanying notes.

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Information with respect to the three and six months ended September 30, 2001 and 2002 is unaudited.

1.    Organization and Description of the Company

NetSolve, Incorporated, a Delaware corporation, (the “Company”) engages in the business of providing remote network management services. These services include network configuration and design, installation and implementation coordination, fault diagnosis and resolution, and ongoing network management. The Company also resells data network equipment and equipment maintenance services manufactured or provided by selected leading suppliers of these products. The Company also licenses its software overseas. The Company’s services are designed to allow its customers to selectively outsource network specific tasks in order to migrate to new technology, increase network reliability, and reduce overall network costs.

2.    Basis of Presentation

The quarterly financial information presented herein should be read in conjunction with the Company’s annual financial statements for the year ended March 31, 2002, which can be found in the Company’s annual report on Form 10-K, as filed on June 10, 2002 (File No. 000-24983). The accompanying unaudited interim financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

3.    Earnings Per Share

The Company’s earnings per share data are presented in accordance with SFAS 128, Earnings Per Share. Basic income per share is computed using the weighted average number of common shares outstanding. Diluted income per share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding securities with the ability to purchase or convert into common stock. The treasury stock method, using the average price of the Company’s common stock for the period, is applied to determine dilution from options and warrants.

A reconciliation of the denominators used in computing per share net income is as follows (in thousands):

	Three months ended		Six months ended
	September 30		September 30
	2001	2002	2001	2002
Numerator:
Net Income	$1,009	$873	$1,978	$1,706

Denominator:
Denominator for basic net income per share—weighted average common stock outstanding	12,107	11,957	12,073	12,005

Dilutive common stock equivalents—common stock outstanding	1,271	792	1,098	768

Denominator for diluted net income per share-weighted average common stock outstanding and dilutive common stock equivalents	13,378	12,749	13,171	12,773

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2002

4.    Contingencies

A consolidated putative class action complaint was filed on February 21, 2001 against the Company and certain of its officers in the United States District Court for the Western District of Texas, Austin Division. In re NetSolve Incorporated Securities Litigation, Civil Action No. A00-CA-591 SS. Plaintiffs seek to represent a class comprised of purchasers of the Company’s common stock between April 18, 2000 and August 18, 2000 (“Class Period”). They allege that the defendants engaged in a fraudulent scheme by issuing false and materially misleading statements regarding the Company’s business during the Class Period.

The Company moved to dismiss the complaint on March 8, 2001 for failing to state a claim under which relief could be granted and for failing to comply with the pleading requirements of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4 et seq. On August 15, 2001, the District Court granted this motion in part and denied it in part. The District Court dismissed claims against one officer of the Company and dismissed certain of the theories under which Plaintiffs alleged liability against the Company. However, the District Court let stand certain of the stated claims against the Company and certain of its officers.

On December 17, 2001, the Company and individual defendants reached a settlement of this action. The plaintiff class will receive $2,750,000 in connection with the settlement, all of which will be funded by the Company’s insurance carrier. The District Court approved this settlement by its Order issued on October 30, 2002.

On December 6, 2001, a second putative securities class action complaint was filed against the Company, certain of its officers and the Company’s underwriters of its initial public offering in the United States District Court for the Southern District of New York. Woodward v. NetSolve, Inc., 01 CV 11239. Plaintiff seeks to represent a class comprised of purchasers of the Company’s common stock between September 29, 1999 and December 6, 2000. The plaintiffs allege that the defendants failed to properly disclose certain commissions, discounts and purported tie-in arrangements related to the Company’s initial public offering. The plaintiffs allege claims under Sections 11 and 15 of the Securities Act against the Company, and the plaintiffs allege claims under Sections 11 and 12 of Securities Act, and Section 10(b) of the Exchange Act, against the Company’s underwriters. This case has been coordinated for pretrial purposes with over 300 other cases alleging similar claims against other underwriters and companies. In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Preliminary settlement proposals have been offered by representatives of both the underwriter defendants and the plaintiffs. Such proposals are being analyzed by the various issuer defendants. It is not feasible to predict or determine the final outcome of this proceeding, and if the outcome were to be unfavorable, the Company’s business, financial condition, cash flow and results of operations could be materially adversely affected.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report and other presentations made by us contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as “expects,” “anticipates,” “intends,” “believes” or similar words concerning future events. They include, among others, statements relating to trends and projections in revenue, company growth, sales, margin and expenses, and the drivers behind those trends; our ability to obtain any needed additional working capital; trends in sales of network management services, sales of customer premise equipment, and sales which may be derived from our work related to Cisco Systems, Inc.’s AVVID systems; our ability to retain current customer arrangements and develop new arrangements; the level of any stock repurchase we may undertake; payments requested by customers regarding our WAN guarantee; the amount of any added costs from anticipated new sales, marketing and development resources we gain, our reliance on resellers, and the continued development of competition; the outcome of pending litigation; revenues derived from AT&T and other customers; our ability to attract and retain a qualified workforce; our ability to protect our intellectual property rights; and the impact of changes in accounting rules.

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

Overview

We provide network management services that allow enterprises and carriers to outsource some or all network-specific activities in order to increase network reliability and uptime, reduce overall network costs, and simplify timely migration to new technologies. We were incorporated in September 1985 in the State of Delaware and began operating during the second half of 1987. Until December 1996, substantially all of our services revenues were derived from the sale of data transport services. To provide these transport services, we leased network transmission facilities from major carriers, and we also resold AT&T’s transport services. We began developing our first remote network management service offering for WANs in early 1993 and began offering that service, together with AT&T’s transport services, in the quarter ended March 31, 1994. We began selling network management services separately from our data transport services in the quarter ended March 31, 1995. We introduced our first security service in the quarter ended September 30, 1996. We discontinued our data transport business in the quarter ended December 31, 1996. We began offering network management services for LANs in the quarter ended June 30, 1997. We began offering virtual private network (VPN) management services during the quarter ended September 30, 2000. On June 21, 2001, we announced that IBM Global Services would offer selected ProWatch managed network services. The acceptance of our first software licensing agreement occurred in the quarter ended September 30, 2001. This agreement allows another organization to utilize our technology to provide remote network management services to its customers. Additionally, on October 1, 2001, we announced that we will offer remote network management for Cisco Systems, Inc. Architecture for Voice, Video and Integrated Data (AVVID) Internet Protocol IP Telephony (IPT).

Revenues

Our revenues consist of network management services revenues as well as maintenance revenue and equipment resales. Our network management services include both recurring and nonrecurring revenues:

•
Revenues from recurring services represent monthly fees charged to resellers or end users for our network management services, software licensing fees, software usage royalties and software maintenance fees.

Recurring network management services revenues are typically based on a fixed monthly fee per customer site or device and are recognized in the period in which the services are rendered. For the six months ended September 30, 2002, approximately 83% of network management services revenues were from recurring services.

•
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

Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises to which we sell directly through our sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. Network management services revenues also include software licensing, usage royalties, maintenance fees and professional fees. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 2001 and 2002 and in the six months ended September 30, 2002. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in most cases, require that we continue providing services throughout the term of the reseller’s contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

Our network management services for WANs typically include a guarantee providing end-to-end network availability for at least 99.5% of the time in any given month. In the event the guaranteed availability is not achieved, we generally are obligated to refund a portion, and in some cases all, of our WAN management fees for that month. This guarantee covers some components of the end user’s WAN, such as the transport services provided by the end user’s carrier, that are not directly under our control. As a result, we may, in some instances, refund amounts to customers for circumstances beyond our control. We establish a reserve against guarantees we offer for these WAN services. Historically, guarantee payments have not been material in relation to network management services revenues. However, in the future, refunds made under our guarantees or otherwise could have a material adverse impact on the results of our operations.

We derive maintenance and equipment revenues from the sale of CPE maintenance contracts and from the resale of customer premise equipment, or CPE, to certain of our network management services resellers or customers. CPE is networking equipment which usually resides at the customer’s location and includes routers, customer service units or CSUs, and LAN switches. We utilize CPE produced by Cisco and, to a lesser extent, by Bay/Nortel, Visual Networks and others. We recognize equipment revenues in the period the CPE is shipped to the customer. However, if the transaction is financed through our lease financing subsidiary, we recognize the revenues upon sale of the underlying lease contract on a nonrecourse basis. We recognize revenues from CPE maintenance contracts on a monthly basis as the services are provided. We generally only resell CPE to our network management services customers. Although we believe some of our customers will continue to purchase CPE from us, our strategy is to focus on our network management services which generate higher margins. We therefore anticipate that revenues from CPE sales will continue to decline as we seek to manage our mix of revenues.

We currently have two primary reseller agreements with AT&T, one for Managed Router Service and one for Managed DSU Service. AT&T accounted for 69% of our total revenues in fiscal year 2001, 61% of our total revenues in fiscal year 2002, and 55% of our total revenues in the six months ended September 30, 2002. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in fiscal 2003, but believe the percentage will continue to decline. No other customer accounted for more than 10% of our revenues in fiscal years 2001, 2002 or the six months ended September 30, 2002.

Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S.-based customers.

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2002

Revenues

Total revenues.    Total revenues decreased 1%, from $12.3 million in the three months ended September 30, 2001 to $12.1 million in the three months ended September 30, 2002.

Network management services.    Revenues from network management services increased 2%, from $9.7 million in the three months ended September 30, 2001 to $9.9 million in the three months ended September 30, 2002, representing 79% of total revenues in the three months ended September 30, 2001 and 82% in the three months ended September 30, 2002. The dollar and percentage increase was due primarily to increased recurring revenues resulting from a growth in the number of managed devices under contract and to a lesser extent increased revenue from software licensing fees, partially offset by additional contractual discounts with AT&T relating to the Managed Router Services Agreement and a decrease in equipment installation services due to a decrease in the level of new installations from carrier agreements utilizing those services.

Maintenance and equipment.    Revenues from maintenance and equipment decreased 15%, from $2.6 million in the three months ended September 30, 2001 to $2.2 million in the three months ended September 30, 2002. This decrease was primarily due to additional contractual discounts with AT&T relating to the Managed Router Services Agreement and to a lesser extent lower equipment sales due to continued efforts to decrease equipment sales by encouraging end users to purchase equipment from other sources.

Costs of revenues

Cost of network management services.    Cost of network management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 9%, from $5.5 million in the three months ended September 30, 2001 to $6.1 million in the three months ended September 30, 2002, representing 57% of network management services revenues in the three months ended September 30, 2001 and 61% in the three months ended September 30, 2002. The dollar and percentage increase was due primarily to the addition of personnel and to a lesser extent depreciation expense which increased due to the addition of equipment put in place for disaster recovery that was not in place in the prior year quarter. The percentage increase was also due to the additional contractual discounts on revenue with AT&T relating to the Managed Router Services Agreement which did not have an equivalent decrease in costs.

Cost of maintenance and equipment.    Cost of maintenance and equipment includes the purchase of maintenance contracts and CPE from manufacturers and distributors for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of maintenance and equipment decreased 19%, from $1.8 million in the three months ended September 30, 2001 to $1.5 million in the three months ended September 30, 2002, representing 70% of maintenance and equipment revenues in the three months ended September 30, 2001 and 67%

in the three months ended September 30, 2002. The decrease in dollars was due to a decrease in maintenance and equipment revenues. The decrease in percentage is a result of increased CPE maintenance revenue as a percentage of maintenance and equipment revenue which generally has higher gross margins than equipment sales, partially offset by additional contractual discounts on revenue with AT&T relating to the Managed Router Services Agreement which did not have a corresponding decrease in costs.

Operating expenses

Development.    Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our Web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses decreased 6% from $910,000 in the three months ended September 30, 2001 to $859,000 in the three months ended September 30, 2002, representing 7% of total revenues in the three months ended September 30, 2001 and 2002. The decrease in dollars was due to a decrease in the use of software development consulting and contract programming services partially offset by increased costs associated with an increase in the number of software and service development personnel.

Selling and marketing.    Selling and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Selling and marketing expenses increased 8%, from $1.6 million in the three months ended September 30, 2001 to $1.7 million in the three months ended September 30, 2002, representing 13% of total revenues in the three months ended September 30, 2001 and 14% in the three months ended September 30, 2002. The increase in dollars and as a percentage of revenue was due primarily to increased costs related to the addition of sales and marketing personnel.

General and administrative.    General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments and the cost of an idle facility for the five quarters ending June 30, 2002. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses decreased 34%, from $1.3 million in the three months ended September 30, 2001 to $849,000 in the three months ended September 30, 2002, representing 10% of total revenues in the three months ended September 30, 2001 and 7% in the three months ended September 30, 2002. The dollar and percentage decrease was due primarily to approximately $371,000 of additional spending in the three months ended September 30, 2001 related to rent and operating costs of an idle facility. We moved into this facility at the end of June 2002 in order to consolidate substantially all of our operations into one facility.

Other income, net

Other income, net consists primarily of interest income earned on our cash balances. Other income, net decreased from $407,000 in the three months ended September 30, 2001 to $216,000 in the three months ended September 30, 2002, representing 3% of total revenues in the three months ended September 30, 2001 and 2% in the three months ended September 30, 2002. The decrease was due to lower average interest rates on cash balances for the three months ended September 30, 2002 compared to the same period in the prior year.

Six months ended September 30, 2001 compared to six months ended September 30, 2002

Revenues

Total revenues.    Total revenues increased 5%, from $23.5 million in the six months ended September 30, 2001 to $24.7 million in the six months ended September 30, 2002.

Network management services.    Revenues from network management services increased 10%, from $18.3 million in the six months ended September 30, 2001 to $20.2 million in the six months ended September 30, 2002, representing 78% of total revenues in the six months ended September 30, 2001 and 82% in the six months ended September 30, 2002. The dollar and percentage increase was due primarily to increased recurring revenues resulting from a growth in the number of managed devices under contract and to a lesser extent increased revenue from software licensing fees, partially offset by additional contractual discounts with AT&T relating to the Managed Router Services Agreement.

Maintenance and equipment.    Revenues from maintenance and equipment decreased 14%, from $5.2 million in the six months ended September 30, 2001 to $4.5 million in the six months ended September 30, 2002. This decrease was primarily due to additional contractual discounts with AT&T relating to the Managed Router Services Agreement, fewer maintenance contracts in place during the period and to a lesser extent lower equipment sales due to continued efforts to decrease equipment sales by encouraging end users to purchase equipment from other sources.

Costs of revenues

Cost of network management services.    Cost of network management services increased 12%, from $10.8 million in the six months ended September 30, 2001 to $12.0 million in the six months ended September 30, 2002, representing 59% of network management services revenues in the six months ended September 30, 2001 and 60% in the six months ended September 30, 2002. The dollar increase was due primarily to the addition of personnel and to a lesser extent depreciation expense which increased due to the addition of equipment put in place for disaster recovery that was not in place in the prior year. The percentage increase was due to the additional contractual discounts on revenue with AT&T relating to the Managed Router Services Agreement which did not have an equivalent decrease in costs.

Cost of maintenance and equipment.    Cost of maintenance and equipment decreased 17%, from $3.6 million in the six months ended September 30, 2001 to $3.0 million in the six months ended September 30, 2002, representing 69% of maintenance and equipment revenues in the six months ended September 30, 2001 and 67% in the six months ended September 30, 2002. The decrease in dollars was due to a decrease in maintenance and equipment revenues. The decrease in percentage is a result of increased CPE maintenance revenue as a percentage of maintenance and equipment revenue which generally has higher gross margins than equipment sales, partially offset by additional contractual discounts on revenue with AT&T relating to the Managed Router Services Agreement which did not have a corresponding decrease in costs.

Operating expenses

Development.    Development expenses increased 2% from $1.7 million in the six months ended September 30, 2001 to $1.8 million in the six months ended September 30, 2002, representing 7% of total revenues in the six months ended September 30, 2001 and 2002. The increase in dollars was due to an increase in the number of software and service development personnel devoted to the development and enhancement of network management tools and our network management services partially offset by a decrease in the number of contract programming services.

Selling and marketing.    Selling and marketing expenses increased 19%, from $3.0 million in the six months ended September 30, 2001 to $3.5 million in the six months ended September 30, 2002, representing 13% of total revenues in the six months ended September 30, 2001 and 14% in the six months ended September 30, 2002. The increase in dollars and as a percentage of revenue was due primarily to increased costs related to the addition of sales and marketing personnel and additional spending related to identifying software licensing opportunities overseas.

General and administrative.    General and administrative expenses decreased 10%, from $2.4 million in the six months ended September 30, 2001 to $2.1 million in the six months ended September 30, 2002, representing 10% of total revenues in the six months ended September 30, 2001 and 9% of total revenues in the six months ended September 30, 2002. The dollar and percentage decrease was due primarily to approximately $190,000 of spending in the six months ending September 30, 2001 related to rent and operating costs of an idle facility as well as reduced spending for recruiting and relocation in the six months ending September 30, 2002.

Other income, net

Other income, net decreased from $951,000 in the six months ended September 30, 2001 to $432,000 in the six months ended September 30, 2002, representing 4% of total revenues in the six months ended September 30, 2001 and 2% in the six months ended September 30, 2002. The decrease was due to lower average interest rates on cash balances for the six months ended September 30, 2002 compared to the same period in the prior year.

Quarterly results of operations

Results of operations have varied from quarter to quarter. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may fluctuate as a result of many factors, including our ability to renew or retain existing end user and reseller relationships, our ability to successfully enter into new reseller or end user relationships, the cost of introducing new service offerings and the profitability of such offerings, and the level and nature of competition. Further, we may be unable to adjust spending rapidly enough to compensate for any significant fluctuations in the number of new managed devices implemented in a given period. Any significant shortfall in the number of new managed devices could therefore seriously damage our business. Finally, there can be no assurance that we will continue to be profitable in the future or, if we are profitable, that our levels of profitability will not vary significantly between quarters.

Liquidity and capital resources

Net cash provided by operating activities during the six month periods ended September 30, 2001 and September 30, 2002 was $5.5 million and $6.1 million, respectively. The increase in cash generated in the six months ended September 30, 2002 as compared to the prior year period was primarily due to collections of accounts receivable.

We used $4.0 million during the six months ended September 30, 2001 and $1.7 million in the six months ended September 30, 2002 to purchase capital assets which includes leasehold improvements related to the addition of our new facility and to purchase capital assets used in the delivery of our network management services. We currently have no material commitments for capital expenditures. We paid $219,000 during the six months ended September 30, 2001 toward our lease obligations for capital equipment. The capital leases matured in the prior fiscal year and therefore we made no capital lease payments in the six months ended September 30, 2002. We currently have no future commitments for capital leases.

We used $2.0 million during the six months ended September 30, 2002 to repurchase 284,000 shares of our common stock. We have approval from our Board of Directors to purchase up to four million shares, including those previously repurchased. Since the inception of the stock repurchase program through September 30, 2002, we have repurchased 3.2 million shares of our common stock at an aggregate price of approximately $23.1 million. The extent and timing of any additional repurchases will depend on market conditions and other business considerations.

Repurchased shares may be held in treasury for general corporate purposes, including for use in connection with our stock option plans, or may be retired.

As of September 30, 2002, we had $49.9 million in cash and short-term investments, $3.3 million in net accounts receivable and $49.2 million in working capital. We believe that our current cash balances, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures, stock buy back program and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and/or private equity offerings and debt financings, sales of nonstrategic assets and other financing arrangements.

As of September 30, 2002, we had net operating loss carryforwards of approximately $1.5 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2007 if not utilized. We have alternative minimum tax credit carryforwards of $350,000 which do not expire. We also have foreign tax credits of $218,000 that expire beginning in 2006 if not utilized. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization.

As of September 30, 2002, we have no debt or off-balance sheet debt. As of September 30, 2002, we have noncancelable operating lease obligations of approximately $6.8 million. At September 30, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Related Party Transactions

The consolidated balance sheets as of September 30, 2001 and 2002 include in accounts receivable a $100,000 loan to an officer of the Company. The loan is represented by a full recourse note, is payable upon default, bears interest at 4.65% per annum and is secured by a security interest in all stock options granted to the officer by the Company at any time prior to the satisfaction of the loan and all shares of the Company’s common stock issued upon the exercise of any such options.

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

Revenue Recognition

Network management services revenues are recognized in the period services are provided by the Company, whether sold directly or through resellers, based upon rates established by contract. These amounts are adjusted to the extent of any reserves affecting the realization of these revenues as described below. The typical contract terms are from 24 to 36 months and provide for one-time services, consisting primarily of project implementation services at a fixed fee per customer site or device, as well as recurring services which are provided at a fixed monthly fee per customer site or device over the life of the contract. Revenues for project implementation services are recognized upon completion of the assignment or service, and recurring revenues are recognized on a monthly basis as the services are performed. Revenue from software licensing arrangements is deferred and amortized on a straight-line basis over the licensing agreement’s term. Revenue from software royalty fees are based on the number of devices in place and are recognized monthly. Equipment revenues are recognized in the period the equipment is shipped to the customer. Equipment revenues from assets leased by the Company’s lease financing subsidiary are recognized upon the sale of the equipment and the related lease to a third-party lessor on a nonrecourse basis following installation of the equipment. Other revenues, which consist primarily of equipment maintenance services, are recognized in the period services are provided.

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

Availability Reserve

Our remote network management services for WANs typically include a guarantee providing end-to-end network availability for at least 99.5% of the time in any given month. In the event the guaranteed availability is not achieved, we generally are obligated to refund a portion, and in some cases all, of our WAN management fees for that month. We provide a reserve based on the estimated costs of these refunds. Historically, guarantee payments have not been significant.

Risk Factors

We may be unable to operate profitably in the future.

We may not operate profitably. Although we began operating in 1987, we did not introduce our first network management service until the quarter ended March 31, 1994. Our history of operating profitably in the network management services business is short, and it is difficult to predict our future revenues and operating results. We have previously incurred substantial net losses. Our ability to operate profitably in the future depends on increasing sales of our services while maintaining sufficient gross profit margins. We must, among other things:

•	maintain satisfactory relationships with resellers such as AT&T, our largest customer, and network equipment manufacturers such as Cisco;

•	renew the Frame Relay Plus agreement with AT&T beyond the ordering period that currently expires in June 2003;

•	continue to provide services under the Managed Router Service agreement with AT&T after June 2003;

•	establish relationships with additional marketing partners for the resale of our services;

•	develop software to make our principal existing service, ProWatch for WANs, as well as other services as they achieve larger volumes, more efficient and economical;

•	develop and sell other network management services; and

•	maintain reliable, uninterrupted service from our network management center 24 hours per day, seven days per week.

Our revenues will decline significantly and our business will be adversely affected if AT&T discontinues, or materially reduces, sales of our services.

Sales to AT&T, which resells our services to its customers, accounted for 61% of our total revenues in fiscal year 2002 and 55% of our total revenues in the six months ended September 30, 2002. We anticipate that sales to AT&T will continue to comprise a substantial percentage of our revenues in fiscal year 2003, but we believe the percentage will continue to decline. To the extent we continue to depend on AT&T for a large portion of our sales, our total revenues will decline materially if AT&T discontinues selling our services, significantly reduces its sales of our services, fails to renew our two primary agreements that have ordering periods expiring in June 2003, or cancels orders for services provided to existing AT&T customers. We cannot be sure that we will be successful in reducing our dependence on AT&T in the future, or that AT&T will continue to renew its agreements with us.

Our agreements with AT&T are not exclusive arrangements. We will need to maintain a good working relationship with AT&T in order to maintain the business we currently provide to AT&T’s customers and to encourage AT&T to sell our services to additional customers. We cannot assure that AT&T will continue to sell our services to existing or additional AT&T customers or continue to utilize our services following the expiration of the service terms set forth in our agreements with AT&T. A substantial reduction in our AT&T business from any cause, including those described above, would result in diminished revenues for an extended period of time as we attempted to replace that business.

Our quarterly results may fluctuate and cause the price of our common stock to fall.

Our revenues and results of operations are difficult to predict and may fluctuate significantly from quarter to quarter. If either our revenues or results of operations fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically.

Our revenues are difficult to forecast and may fluctuate for a number of reasons:

•	the market for network management services is relatively new, and we have no reliable means to assess overall customer demand;

•
we derive a majority of our revenues from AT&T and other resellers, and our revenues therefore depend significantly on the willingness and ability of AT&T and those other resellers to sell our services to their customers;

•	we may not be able to renew or retain existing end user and reseller relationships;

•	we may not be able to attract additional resellers to market our services as expected;

•
we expect to continue encouraging end users to purchase equipment and equipment maintenance services from other sources; therefore, we anticipate that our revenues from equipment hardware and maintenance resales will continue to decline as we seek to manage our mix of revenues;

•	we may not add new end users as rapidly as we expect;

•
we may lose existing end users as the result of competition, problems with our services or, in the case of end users who are customers of our resellers, problems with the reseller’s services or an unwillingness by our resellers to renew their agreements with us; and

•	we may not be able to develop new or improved services as rapidly as they are needed.

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

Our bookings may be slower during the months of July and August due to the vacation schedules of our resellers’ sales and marketing employees. This situation may lead to lower levels of revenues earned during the following fiscal quarter, which ends December 31.

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

Our agreements with resellers, including AT&T, generally do not require that the resellers sell any minimum level of our services and generally do not restrict the resellers’ development or sale of competitive services. We cannot be sure that these resellers will dedicate resources or give priority to selling our services. In addition, resellers may seek to make us reduce the prices for our services in order to lower the total price of their equipment, software or service offerings.

Reseller relationships may adversely affect our business by weakening our relationships with end users, decreasing the strength of our brand name and limiting our ability to sell services directly to resellers’ customers.

Our strategy of selling our services primarily through resellers may result in our having weaker relationships with the end users of our services. This may inhibit our ability to gather customer feedback that helps us improve our services, develop new services and monitor customer satisfaction. We may also lose brand identification and brand loyalty, since our services may be identified by private label names or may be marketed differently by our resellers. A failure by any of our resellers to provide their customers with satisfactory products, services or customer support could injure our reputation and seriously damage our business. Our agreements with these resellers may limit our ability to sell our services directly to the resellers’ customers in the future.

Any material decrease in sales of our WAN management services will significantly reduce our total revenues and adversely affect our business.

Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 84% of our recurring network management services revenues in the six months ended September 30, 2002. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate a significant portion of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services and our ability to introduce enhanced versions of these services that make these services more efficient and economical.

Our failure to develop and sell additional services could impair our financial results and adversely affect our business.

Our future financial performance will depend in part on our ability to develop, introduce and sell new and enhanced network management services other than WAN management services, including services that:

•	address the increasingly sophisticated needs of current and prospective end users; and

•	respond on a timely and cost-effective basis to technological advances and emerging industry standards and protocols.

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

Our ability to continue to build our business and meet our goals going forward depends to a significant degree on the skills, experience and efforts of each member of our management team. We do not have employment contracts requiring any of our personnel, including the members of our management team, to continue their employment for any period of time, and we do not maintain key man life insurance on any of our personnel, including our executive officers. The loss of the expertise of any member of our management team without appropriate succession and transition arrangements could seriously damage our business.

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

Because of the limited availability of IT professionals, we seek to hire persons who have obtained college bachelor’s degrees and then train those persons to provide our services. As a result, we invest a significant amount of time and money in training these new employees before they begin to support our business. We do not enter into employment agreements requiring these employees to continue in our employment for any period of time. Departures of trained employees could limit our ability to generate revenues and would require us to incur additional costs in training new employees.

We currently compete most directly with our customers’ internal solutions, and we expect increasing competition from other network services companies.

To compete successfully, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors’ innovations by continuing to enhance our services, as well as our sales programs and channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could seriously damage our business.

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

If the market for outsourced network management services grows as we expect, we believe this market will become highly competitive. Competition is likely to increase significantly as new network management services companies enter the market and current competitors expand their service and product lines. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

•	larger technical staffs;

•	more established sales channels;

•	more software development experience;

•	greater name recognition; and

•	substantially greater financial, marketing, technical and other resources.

If our operations are interrupted, we may lose customers and revenues.

We must be able to operate our network management infrastructure 24 hours a day, 365 days a year without interruption. If our operations are interrupted, we may lose customers and revenues. All of our network management services are provided remotely from our network management center, which is located at a single site in Austin, Texas. We currently have a geographically separate disaster recovery location with redundant systems. However, in order to operate without undue risk of interruption, we must guard against:

•	power outages, fires, tornadoes and other natural disasters at our network management center and disaster recovery location;

•	telecommunications failures;

•	equipment failures or “crashes;”

•	security breaches; and

•	other potential interruptions.

Any interruptions could:

•	require us to make payments on the contractual performance guarantees we offer our customers;

•	cause end users to seek damages for losses incurred;

•	require us to spend more money replacing existing equipment or adding redundant facilities;

•	damage our reputation for reliable service;

•	cause existing end users and resellers to cancel our contracts; and

•	make it more difficult for us to attract new end users and resellers.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its cash in money market funds or instruments which meet high credit quality standards specified by the Company’s investment policy. The Company does not use financial instruments for trading or other speculative purposes.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

A consolidated putative class action complaint was filed on February 21, 2001 against the Company and certain of its officers in the United States District Court for the Western District of Texas, Austin Division. In re NetSolve Incorporated Securities Litigation, Civil Action No. A00-CA-591 SS. Plaintiffs seek to represent a class comprised of purchasers of the Company’s common stock between April 18, 2000 and August 18, 2000 (“Class Period”). They allege that the defendants engaged in a fraudulent scheme by issuing false and materially misleading statements regarding the Company’s business during the Class Period.

The Company moved to dismiss the complaint on March 8, 2001 for failing to state a claim under which relief could be granted and for failing to comply with the pleading requirements of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4 et seq. On August 15, 2001, the District Court granted this motion in part and denied it in part. The District Court dismissed claims against one officer of the Company and dismissed certain of the theories under which Plaintiffs alleged liability against the Company. However, the District Court let stand certain of the stated claims against the Company and certain of its officers.

On December 17, 2001, the Company and individual defendants reached a settlement of this action. The plaintiff class will receive $2,750,000 in connection with the settlement, all of which will be funded by the Company’s insurance carrier. The District Court approved this settlement by its Order issued on October 30, 2002.

On December 6, 2001, a second putative securities class action complaint was filed against the Company, certain of its officers and the Company’s underwriters of its initial public offering in the United States District Court for the Southern District of New York. Woodward v. NetSolve, Inc., 01 CV 11239. Plaintiff seeks to represent a class comprised of purchasers of the Company’s common stock between September 29, 1999 and December 6, 2000. The plaintiffs allege that the defendants failed to properly disclose certain commissions, discounts and purported tie-in arrangements related to the Company’s initial public offering. The plaintiffs allege claims under Sections 11 and 15 of the Securities Act against the Company, and the plaintiffs allege claims under Section 11 and 12 of Securities Act, and Section 10 (b) of the Exchange Act, against the Company’s underwriters. This case has been coordinated for pretrial purposes with over 300 other cases alleging similar claims against other underwriters and companies. In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Preliminary settlement proposals have been offered by representatives of both the underwriter defendants and the plaintiffs. Such proposals are being analyzed by the various issuer defendants. It is not feasible to predict or determine the final outcome of this proceeding, and if the outcome were to be unfavorable, the Company’s business, financial condition, cash flow and results of operations could be materially adversely affected.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company’s registration statement on Form S-1 (File No. 333-65691) was declared effective on September 28, 1999. Gross proceeds from the offering were used to pay offering costs through December 31, 1999. Net proceeds from the offering in the amount of $23,094,000 have been used through September 30, 2002 to repurchase 3,214,216 shares of the Company’s common stock under its stock repurchase program. The remainder of the proceeds of this offering is temporarily invested in short-term, investment-grade, interest bearing securities pending their use for other purposes.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

ITEM NUMBER	EXHIBIT

99.1	Certification of David D. Hood, the registrant’s chief executive officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Kenneth C. Kieley, the registrant’s chief financial officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

Reports on Form 8-K were filed on August 14, 2002 and September 13, 2002 containing reference to certifications filed with registrant’s Quarterly Report on Form 10-Q as required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and the press release dated September 6, 2002, announcing the resignation of Craig Tysdal as President and Chief Executive Officer and the appointment of David D. Hood as his successor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	NETSOLVE, INCORPORATED

	By:	/s/ DAVID D. HOOD
David D. Hood
President and Chief Executive Officer

	By:	/s/ KENNETH C. KIELEY
Kenneth C. Kieley
Vice President-Finance, Chief Financial Officer
and Secretary

	By:	/s/ H. PERRY BARTH
H. Perry Barth
Controller and Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David D. Hood, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NetSolve, Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ DAVID D. HOOD
David D. Hood
President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Kenneth C. Kieley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NetSolve, Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ KENNETH C. KIELEY
Kenneth C. Kieley
Vice President-Finance, Chief Financial Officer
and Secretary