Form 10-Q
period 2002-12-31
NETSOLVE INC
filed 2003-02-13
CIK 1071342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Number of shares outstanding of the issuer’s common stock, $.01 par value, as of February 10, 2003: 11,585,455

NETSOLVE, INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	3/31/2002	12/31/2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,160	$41,197
Short-term investments	—	3,973
Restricted cash	349	353
Accounts receivable, net of allowance for doubtful accounts of $202 at March 31, 2002 and $205 at December 31, 2002	6,169	7,301
Prepaid expenses and other assets	1,586	2,068
Deferred tax assets	2,082	2,082

Total current assets	57,346	56,974
Property and Equipment:
Computer equipment and software	10,337	11,918
Furniture, fixtures and leasehold improvements	5,316	4,649
Other equipment	410	373

	16,063	16,940
Less accumulated depreciation and amortization	(8,094)	(10,085)

Net property and equipment	7,969	6,855
Deferred tax assets, net of current portion	1,962	1,946
Other assets	492	211

Total assets	$67,769	$65,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$959	$424
Accrued liabilities	3,872	5,011
Future rentals for idle facility	1,602	1,499
Deferred revenue	1,055	1,008

Total current liabilities	7,488	7,942
Deferred revenue, net of current portion	891	498
Future rentals for idle facility, net of current portion	1,048	—
Stockholders' equity:
Common stock, $.01 par value; 25,000,000 shares authorized at March 31, 2002 and December 31, 2002; 15,063,591 issued and 12,133,275 outstanding at March 31, 2002 and 15,101,603 issued and 11,722,478 outstanding at December 31, 2002	150	150
Additional paid-in capital	81,110	81,198
Treasury stock	(21,059)	(24,235)
Deferred compensation	(27)	(5)
Retained earnings (accumulated deficit)	(1,832)	438

Total stockholders' equity	58,342	57,546

Total liabilities and stockholders' equity	$67,769	$65,986

Certain reclassifications have been made to prior year balances to conform to the current year presentations.

See accompanying notes.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	12/31/2001	12/31/2002	12/31/2001	12/31/2002
	(unaudited)		(unaudited)
Revenues:
Network management services	$9,931	$10,434	$28,222	$30,606
Maintenance and equipment	2,437	2,607	7,680	7,126

Total revenues	12,368	13,041	35,902	37,732

Costs of revenues:
Network management services	5,800	6,089	16,570	18,110
Maintenance and equipment	1,607	1,859	5,230	4,877

Total costs of revenues	7,407	7,948	21,800	22,987

Gross profits:
Network management services	4,131	4,345	11,652	12,496
Maintenance and equipment	830	748	2,450	2,249

	4,961	5,093	14,102	14,745

Operating expenses:
Development	1,007	1,050	2,720	2,801
Selling and marketing	1,688	1,867	4,650	5,386
General and administrative	1,297	1,450	3,658	3,583
Amortization of deferred compensation	9	7	27	22

Total operating expenses	4,001	4,374	11,055	11,792

Operating income	960	719	3,047	2,953
Other income (expense):
Interest income	268	186	1,211	604
Interest expense	(2)	—	(8)	(1)
Other, net	1	5	16	20

Total other income (expense)	267	191	1,219	623

Income before income taxes	1,227	910	4,266	3,576
Income tax expense	454	346	1,515	1,306

Net income	$773	$564	$2,751	$2,270

Basic net income per share	$0.06	$0.05	$0.23	$0.19
Weighted average shares used in basic per share calculation	12,125	11,747	12,090	11,919
Diluted net income per share	$0.06	$0.05	$0.21	$0.18
Weighted average shares used in diluted per share calculation	13,274	12,372	13,206	12,630

See accompanying notes.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	12/31/2001	12/31/2002
	(unaudited)
Cash flows from operating activities:
Net income	$2,751	$2,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,424	2,828
Amortization of deferred compensation	27	22
Loss on disposition of property and equipment	1	184
Deferred tax assets	1,281	16
Change in assets and liabilities:
Reduction in future rentals for idle facility	—	(1,151)
Accounts receivable, net	(584)	(1,132)
Prepaid expenses and other assets	258	(201)
Accounts payable	140	(535)
Accrued liabilities	252	1,139
Deferred revenue	803	(440)

Net cash provided by operating activities	7,353	3,000

Cash flows from investing activities:
Purchases of short-term investments	—	(3,973)
Transfer of funds to restricted cash	(133)	(4)
Purchases of property and equipment	(4,806)	(1,910)
Proceeds from the sale of property and equipment	—	12

Net cash used in investing activities	(4,939)	(5,875)

Cash flows from financing activities:
Repurchase of common stock	(880)	(3,176)
Payments under capital lease obligations	(252)	—
Proceeds from exercise of common stock options and warrants	361	88

Net cash used in financing activities	(771)	(3,088)

Net change in cash and cash equivalents	1,643	(5,963)
Cash and cash equivalents, beginning of period	45,411	47,160

Cash and cash equivalents, end of period	$47,054	$41,197

Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$—

Income taxes paid	$52	$3

See accompanying notes

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Information with respect to the three and nine months ended December 31, 2001 and 2002 is unaudited.

1. Organization and Description of the Company

NetSolve, Incorporated, a Delaware corporation (the “Company”), engages in the business of providing remote network management services. These services include network configuration and design, installation and implementation coordination, fault diagnosis and resolution, and ongoing network management. The Company also resells data network equipment and equipment maintenance services manufactured or provided by selected leading suppliers of these products. The Company also licenses its software overseas. The Company’s services are designed to allow its customers to selectively outsource network specific tasks in order to migrate to new technology, increase network reliability, and reduce overall network costs.

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

A reconciliation of the denominators used in computing per share net income is as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2001	2002	2001	2002
Numerator:
Net Income	$773	$564	$2,751	$2,270

Denominator:
Denominator for basic net income per share-weighted average common stock outstanding	12,125	11,747	12,090	11,919
Dilutive common stock equivalents-common stock outstanding	1,149	625	1,116	711

Denominator for diluted net income per share-weighted average common stock outstanding and dilutive common stock equivalents	13,274	12,372	13,206	12,630

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

4. Contingencies

A consolidated putative class action complaint was filed on February 21, 2001 against the Company and certain of its officers in the United States District Court for the Western District of Texas, Austin Division. In re NetSolve Incorporated Securities Litigation, Civil Action No. A00-CA-591 SS. Plaintiffs sought to represent a class comprised of purchasers of the Company’s common stock between April 18, 2000 and August 18, 2000 (“Class Period”). They alleged that the defendants engaged in a fraudulent scheme by issuing false and materially misleading statements regarding the Company’s business during the Class Period.

On December 17, 2001, the Company and individual defendants settled this action. The plaintiff class received $2,750,000 in connection with the settlement, all of which was funded by the Company’s insurance carrier. On May 28, 2002, the Court preliminarily certified the class and approved the settlement. A Settlement Fairness Hearing was subsequently held before the Honorable Sam Sparks, at which time Judge Sparks approved the settlement. The case is thus concluded.

On December 6, 2001, a second putative securities class action complaint was filed against the Company, certain of its officers and the Company’s underwriters of its initial public offering in the United States District Court for the Southern District of New York. Woodward v. NetSolve, Inc., 01 CV 11239. Plaintiff seeks to represent a class comprised of purchasers of the Company’s common stock between September 29, 1999 and December 6, 2000. The plaintiffs allege that the defendants failed to properly disclose certain commissions, discounts and purported tie-in arrangements related to the Company’s initial public offering. The plaintiffs allege claims under Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act), against the Company, and the plaintiffs allege claims under Sections 11 and 12 of the Securities Act, and Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), against the Company’s underwriters. This case has been coordinated for pretrial purposes with over 300 other cases alleging similar claims against other underwriters and companies. In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Preliminary settlement proposals have been offered by representatives of both the underwriter defendants and the plaintiffs. Such proposals are being analyzed by the various issuer defendants. It is not feasible to predict or determine the final outcome of this proceeding, and if the outcome were to be unfavorable, the Company’s business, financial condition, cash flow and results of operations could be materially adversely affected.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report and other presentations made by us contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as “expects,” “anticipates,” “intends,” “believes” or similar words concerning future events. They include, among others, statements relating to trends and projections in revenue, company growth, sales, margin and expenses, and the drivers behind those trends; our ability to obtain any needed additional working capital; trends in sales of network management services and sales of customer premise equipment; our ability to retain current customer arrangements and develop new arrangements; our ability to replace the business lost by the termination and transition of the AT&T Managed Router Service Agreement; our ability to develop new service offerings and the market acceptance of such offerings; the level of any stock repurchase we may undertake; payments requested by customers regarding our WAN guarantee; the amount of any added costs from anticipated new sales, marketing and development resources we gain, our reliance on resellers, and the continued development of competition; the outcome of pending litigation; revenues derived from AT&T and other customers; our ability to attract and retain a qualified workforce; our ability to protect our intellectual property rights; and the impact of changes in accounting rules.

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

Revenues

Our revenues consist of network management services revenues as well as maintenance revenue and equipment resales. Our network management services include both recurring and nonrecurring revenues:

•	Revenues from recurring services represent monthly fees charged to resellers or end users for our network management services, software licensing fees, software usage royalties and software maintenance fees. Recurring network management services revenues are typically based on a fixed monthly fee per customer site or device and are recognized in the period in which the services are rendered. For the nine months ended December 31, 2002, approximately 84% of network management services revenues were from recurring services.

•	Nonrecurring network management services consist primarily of project implementation services, equipment installation services, one-time project and development assignments that assist resellers in defining and creating new network management services and software professional fees. Nonrecurring network management services primarily relate to services performed to assist customers in implementing new networks. Nonrecurring network management revenues are also earned when implementing network management services for existing networks; however, the level of work and related fees are both lower. Nonrecurring network management services revenues are generally recognized upon completion of the assignment or service. For example, we charge fees for project implementation services on a per-location or per-device basis and we recognize revenues associated with these services upon completion of the network implementation for the location or device.

Our network management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises to which we sell directly through our sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. Network management services revenues also include software licensing, usage royalties, maintenance fees and professional fees. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of network management services revenues were less than 1% in each of fiscal years 2001 and 2002 and in the nine months ended December 31, 2002. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in most cases, require that we continue providing services throughout the term of the reseller’s contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

We currently have two primary reseller agreements with AT&T, one for Managed Router Service and one for Managed DSU Service. AT&T accounted for 69% of our total revenues in fiscal year 2001, 61% of our total revenues in fiscal year 2002, and 53% of our total revenues in the nine months ended December 31, 2002. No other customer accounted for more than 10% of our revenues in fiscal years 2001, 2002 or the nine months ended December 31, 2002. In January of 2003, we were notified by AT&T of its intention to exercise its right to terminate and transition all existing Managed Router Service orders beginning July 1, 2003, which will start an eight-month transition period under this agreement. Managed Router Service revenue under this agreement accounted for approximately 27% of recurring network management services revenues in fiscal year 2002, and 17% in the nine months ended December 31, 2002 and 34% of total revenues in fiscal year 2002 and 23% in the nine months ended December 31, 2002.

Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S. based customers.

Results of Operations

Three months ended December 31, 2001 compared to three months ended December 31, 2002

Revenues

Total revenues. Total revenues increased 5%, from $12.4 million in the three months ended December 31, 2001 to $13.0 million in the three months ended December 31, 2002.

Network management services. Revenues from network management services increased 5%, from $9.9 million in the three months ended December 31, 2001 to $10.4 million in the three months ended December 31, 2002, representing 80% of total revenues in the three months ended December 31, 2001 and 2002. The dollar increase was due primarily to increased recurring revenues resulting from a growth in the number of managed devices under contract and to a lesser extent increased revenue from software licensing fees, partially offset by contractual discounts provided to AT&T relating to the Managed Router Services Agreement and a decrease in equipment installation services due to a decrease in the level of new installations from carrier agreements utilizing those services. The discounts to AT&T will no longer be a factor following the termination of the Managed Router Service Agreement. In the near term, revenue growth in Network Management Services is expected to be adversely impacted by the July 1, 2003 termination of the AT&T Managed Router Service Agreement discussed above.

Maintenance and equipment. Revenues from maintenance and equipment increased 7%, from $2.4 million in the three months ended December 31, 2001 to $2.6 million in the three months ended December 31, 2002. This increase was primarily due to increased equipment sales to an isolated number of customers during the quarter. This increase was partially offset by a decrease in maintenance revenue due to contractual discounts provided to AT&T relating to the Managed Router Services Agreement. The discounts to AT&T will no longer be a factor following the termination of the Managed Router Service Agreement.

Costs of revenues

Cost of network management services. Cost of network management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide remote network management services, and the costs of third-party providers of CPE installation services. Cost of network management services is expensed as incurred. Cost of network management services increased 5%, from $5.8 million in the three months ended December 31, 2001 to $6.1 million in the three months ended December 31, 2002, representing 58% of network management services revenues in the three months ended December 31, 2001 and 2002. The dollar increase was due primarily to increased network circuit costs and increased depreciation expense resulting primarily from the addition of equipment placed in service for disaster recovery purposes. The July 1, 2003 termination of the AT&T Managed Router Service Agreement discussed above may have a beneficial impact on gross margins for these services.

Cost of maintenance and equipment. Cost of maintenance and equipment includes the purchase of maintenance contracts and CPE from manufacturers and distributors for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of maintenance and equipment increased 16%, from $1.6 million in the three months ended December 31, 2001 to $1.9 million in the three months ended December 31, 2002, representing 66% of maintenance and equipment revenues in the three months ended December 31, 2001 and 71% in the three months ended December 31, 2002. The increase in dollars was due to an increase in maintenance and equipment revenues. The increase in percentage is a result of contractual sales discounts provided to AT&T during the three months ended December 31, 2002 relating to the Managed Router Services Agreement which did not have a corresponding decrease in costs and to a lesser extent increased equipment sales as a percentage of maintenance and equipment revenue which generally has lower gross margins than CPE maintenance revenue. The discounts to AT&T will no longer be a factor following the termination of the Managed Router Service Agreement.

Operating expenses

Development. Development expenses consist primarily of salaries and related costs of development personnel including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our network management services, developing our Web-enabled software applications that give customers access to network management information, and defining and developing operating processes for new services. Development expenses increased 4% from $1.0 million in the three months ended December 31, 2001 to $1.1 million in the three months ended December 31, 2002, representing 8% of total revenues in the three months ended December 31, 2001 and 2002. The increase in dollars was primarily due to costs of approximately $93,000 related to executive severance packages. This increase was partially offset by a decrease in the use of software development consulting.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Selling and marketing expenses increased 11%, from $1.7 million in the three months ended December 31, 2001 to $1.9 million in the three months ended December 31, 2002, representing 14% of total revenues in the three months ended December 31, 2001 and 2002. The increase in dollars was due primarily to costs of approximately $154,000 related to recruiting for new executives and executive severance packages.

General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments and the cost of an idle facility for the five quarters ending June 30, 2002. Included in human resources spending is a majority of the costs of recruiting and relocating new employees. General and administrative expenses increased 12%, from $1.3 million in the three months ended December 31, 2001 to $1.5 million in the three months ended December 31, 2002, representing 10% of total revenues in the three months ended December 31, 2001 and 11% in the three months ended December 31, 2002. The dollar and percentage increase was due primarily to costs of approximately $481,000 related to strategic consulting and executive severance packages and to a lesser extent increased insurance expenses. This was offset by approximately $438,000 of lower spending in the three months ended December 31, 2002 related to rent and operating costs of an idle facility. We moved into this new facility at the end of June 2002 in order to consolidate substantially all of our operations into one facility.

Other income, net

Other income, net consists primarily of interest income earned on our cash balances. Other income, net decreased from $267,000 in the three months ended December 31, 2001 to $191,000 in the three months ended

December 31, 2002, representing 2% of total revenues in the three months ended December 31, 2001 and 1% in the three months ended December 31, 2002. The decrease was due to lower average interest rates on cash balances for the three months ended December 31, 2002 compared to the same period in the prior year.

Nine months ended December 31, 2001 compared to nine months ended December 31, 2002

Revenues

Total revenues. Total revenues increased 5%, from $35.9 million in the nine months ended December 31, 2001 to $37.7 million in the nine months ended December 31, 2002.

Network management services. Revenues from network management services increased 8%, from $28.2 million in the nine months ended December 31, 2001 to $30.6 million in the nine months ended December 31, 2002, representing 79% of total revenues in the nine months ended December 31, 2001 and 81% in the nine months ended December 31, 2002. The dollar and percentage increase was due primarily to increased recurring revenues resulting from a growth in the number of managed devices under contract and to a lesser extent increased revenue from software licensing fees, partially offset by contractual discounts provided to AT&T relating to the Managed Router Services Agreement. The discounts to AT&T will no longer be a factor following the termination of the Managed Router Service Agreement.

Maintenance and equipment. Revenues from maintenance and equipment decreased 7%, from $7.7 million in the nine months ended December 31, 2001 to $7.1 million in the nine months ended December 31, 2002. This decrease was primarily due to contractual discounts provided to AT&T relating to the Managed Router Services Agreement. The discounts to AT&T will no longer be a factor following the termination of the Managed Router Service Agreement.

Costs of revenues

Cost of network management services. Cost of network management services increased 9%, from $16.6 million in the nine months ended December 31, 2001 to $18.1 million in the nine months ended December 31, 2002, representing 59% of network management services revenues in the nine months ended December 31, 2001 and 2002. The dollar increase was due primarily to the addition of personnel and to a lesser extent increased depreciation expense resulting primarily from the addition of equipment placed in service for disaster recovery purposes.

Cost of maintenance and equipment. Cost of maintenance and equipment decreased 7%, from $5.2 million in the nine months ended December 31, 2001 to $4.9 million in the nine months ended December 31, 2002, representing 68% of maintenance and equipment revenues in the nine months ended December 31, 2001 and 2002. The decrease in dollars was due to a decrease in maintenance and equipment revenues, partially offset by contractual sales discounts provided to AT&T relating to the Managed Router Services Agreement which did not have a corresponding decrease in costs.

Operating expenses

Development. Development expenses increased 3% from $2.7 million in the nine months ended December 31, 2001 to $2.8 million in the nine months ended December 31, 2002, representing 8% of total revenues in the nine months ended December 31, 2001 and 7% in the nine months ended December 31, 2002. The increase in dollars and as a percentage of revenue was primarily due to costs related to executive severance packages and increased personnel partially offset by a decrease in the use of outside consultants and maintenance costs.

Selling and marketing. Selling and marketing expenses increased 16%, from $4.7 million in the nine months ended December 31, 2001 to $5.4 million in the nine months ended December 31, 2002, representing 13% of total revenues in the nine months ended December 31, 2001 and 14% in the nine months ended December 31, 2002. The increase in dollars and as a percentage of revenue was due primarily to increased costs related to the addition of sales and marketing personnel, recruiting for new executives, executive severance packages, outside commissions for acquired customers and additional spending related to identifying software licensing opportunities overseas. These increases were partially offset by decreases in agency fees, expenses related to vendor relations and commissions to our direct sales force.

General and administrative. General and administrative expenses decreased 2%, from $3.7 million in the nine months ended December 31, 2001 to $3.6 million in the nine months ended December 31, 2002, representing 10% of total revenues in the nine months ended December 31, 2001 and 9% of total revenues in the nine months ended December 31, 2002. The dollar and percentage decrease was due primarily to approximately $629,000 of lower spending in the nine months ending December 31, 2002 related to rent and operating costs of an idle facility. This was partially offset by increased costs related to strategic consulting, executive severance packages and to a lesser extent additional personnel.

Other income, net

Other income, net decreased from $1.2 million in the nine months ended December 31, 2001 to $623,000 in the nine months ended December 31, 2002, representing 3% of total revenues in the nine months ended December 31, 2001 and 2% in the nine months ended December 31, 2002. The decrease was due to lower average interest rates on cash balances for the nine months ended December 31, 2002 compared to the same period in the prior year.

Quarterly results of operations

Results of operations have varied from quarter to quarter. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may fluctuate as a result of many factors, including our ability to renew or retain existing end user and reseller relationships, our ability to successfully enter into new reseller or end user relationships, our ability to develop and market new service offerings, the cost of introducing such offerings and the profitability thereof, and the level and nature of competition. Further, we may be unable to adjust spending rapidly enough to compensate for any significant fluctuations in the number of new managed devices implemented in a given period. Any significant shortfall in the number of new managed devices could therefore seriously damage our business. Finally, there can be no assurance that we will continue to be profitable in the future or, if we are profitable, that our levels of profitability will not vary significantly between quarters.

Liquidity and capital resources

Net cash provided by operating activities during the nine month periods ended December 31, 2001 and December 31, 2002 was $7.4 million and $3.0 million, respectively. The decrease in cash generated in the nine months ended December 31, 2002 as compared to the prior year period was primarily due to payments related to the idle facility and slower collections of accounts receivable from AT&T. We believe that these amounts are fully collectible and we anticipate accounts receivable balances to decrease by March 31, 2003.

We used $4.8 million during the nine months ended December 31, 2001 and $1.9 million in the nine months ended December 31, 2002 to purchase capital assets which includes leasehold improvements related to the addition of our new facility and to purchase capital assets used in the delivery of our network management services. We currently have no material commitments for capital expenditures. We paid $252,000 during the nine months ended December 31, 2001 toward our lease obligations for capital equipment. The capital leases matured in the prior fiscal year and therefore we made no capital lease payments in the nine months ended December 31, 2002. We currently have no future commitments for capital leases.

We used $3.2 million during the nine months ended December 31, 2002 to repurchase 449,000 shares of our common stock. We have approval from our Board of Directors to purchase up to five million shares, including those previously repurchased. Since the inception of the stock repurchase program through December 31, 2002, we have repurchased 3.4 million shares of our common stock at an aggregate price of approximately $24.2 million. The extent and timing of any additional repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including for use in connection with our stock option plans, or may be retired.

As of December 31, 2002, we had $45.2 million in cash and short-term investments, $7.3 million in net accounts receivable and $49.0 million in working capital. We believe that our current cash balances, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures, stock buy back program and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and/or private equity offerings and debt financings, sales of nonstrategic assets and other financing arrangements.

As of December 31, 2002, we had net operating loss carryforwards of approximately $600,000 available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2009 if not utilized. We have alternative minimum tax credit carryforwards of $350,000 which do not expire. We also have foreign tax credits of $218,000 that expire beginning in 2006 if not utilized. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization.

As of December 31, 2002, we have no debt or off-balance sheet debt. As of December 31, 2002, we have noncancelable operating lease obligations of approximately $6.2 million. At December 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Related Party Transactions

The consolidated balance sheets as of December 31, 2001 and 2002 include in accounts receivable a $100,000 loan to an officer of the Company, which was made August 4, 2000. The loan is represented by a full recourse note, is payable upon default, bears interest at 4.65% per annum and is secured by a security interest in all stock options granted to the officer by the Company at any time prior to the satisfaction of the loan and all shares of the Company’s common stock issued upon the exercise of any such options.

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

We may not operate profitably. Our ability to operate profitably in the future depends on increasing sales of our services while maintaining sufficient gross profit margins. We must, among other things:

•	maintain satisfactory relationships with existing resellers and network equipment manufacturers;

•	establish relationships with additional marketing partners for the resale of our services;

•	develop and sell other network management services;

•	renew the Frame Relay Plus agreement with AT&T beyond the ordering period that currently expires in June of 2003;

•	maintain and develop a sales and marketing organization that can effectively promote the sale of our services to existing and new customers at consistently sufficient levels;

•    develop software to make our principal existing service, ProWatch for WANs, as well as other services as they achieve larger volumes, more efficient and economical; and

•	maintain reliable, uninterrupted service from our network management center 24 hours per day, seven days per week.

Our revenues will decline significantly and our business will be adversely affected if AT&T discontinues, or materially reduces, sales of our services, and we are not successful in replacing such sales.

Sales to AT&T, which resells our services to its customers, accounted for 61% of our total revenues in fiscal year 2002 and 53% of our total revenues in the nine months ended December 31, 2002. In January of 2003, we were notified by AT&T of its intention to exercise its right to terminate and transition all existing Managed Router Service orders beginning July 1, 2003, which will start an eight-month transition period under this agreement. Managed Router Service revenue under this agreement accounted for approximately 27% of recurring network management services revenues in fiscal year 2002, and 17% in the nine months ended December 31, 2002 and 34% of total revenues in fiscal year 2002 and 23% in the nine months ended December 31, 2002. Although we anticipate being able to replace this business over time, the termination of this agreement will result in diminished prospects for growth in revenues in the short-term. Furthermore, we cannot be sure that we will be successful in our sales and marketing efforts to replace this business, or that AT&T will continue its remaining business with us.

Our remaining Frame Relay Plus agreement with AT&T is not an exclusive arrangement. We cannot assure that AT&T will continue to sell our services to existing or additional AT&T customers or continue to utilize our Frame Relay Plus services following the expiration of the service terms set forth in our agreement with AT&T, and a further reduction in our AT&T business from any cause would result in diminished revenues for an extended period of time as we attempted to replace that business.

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

The market for our services is evolving rapidly, and our business will be seriously damaged if the market does not develop as we expect.

Our long-term viability depends significantly upon the acceptance and use of remote network management services. The market for remote network management services is rapidly evolving. This market environment makes it more difficult to determine the size and growth of the market and to predict how this market will develop. Changes in technology, the availability of qualified information technology professionals and other factors that make internal network management more cost-effective than remote network management would adversely affect the market for our services. Our business may be seriously damaged if this market fails to grow, grows more slowly than we expect or develops in some way that is different from our expectations.

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

Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 84% of our recurring network management services revenues in the nine months ended December 31, 2002. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate a significant portion of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services and our ability to introduce enhanced versions of these services that make these services more efficient and economical.

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

In order to support our business, we must continue to hire information technology professionals, who are in short supply.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

A consolidated putative class action complaint was filed on February 21, 2001 against the Company and certain of its officers in the United States District Court for the Western District of Texas, Austin Division. In re NetSolve Incorporated Securities Litigation, Civil Action No. A00-CA-591 SS. Plaintiffs sought to represent a class comprised of purchasers of the Company’s common stock between April 18, 2000 and August 18, 2000 (“Class Period”). They alleged that the defendants engaged in a fraudulent scheme by issuing false and materially misleading statements regarding the Company’s business during the Class Period.

On December 17, 2001, the Company and individual defendants settled this action. The plaintiff class received $2,750,000 in connection with the settlement, all of which was funded by the Company’s insurance carrier. On May 28, 2002, the Court preliminarily certified the class and approved the settlement. A Settlement Fairness Hearing was subsequently held before the Honorable Sam Sparks, at which time Judge Sparks approved the settlement. The case is thus concluded.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company’s registration statement on Form S-1 (File No. 333-65691) was declared effective on September 28, 1999. Gross proceeds from the offering were used to pay offering costs through December 31, 1999. Net proceeds from the offering in the amount of $24,239,000 have been used through December 31, 2002 to repurchase 3,379,125 shares of the Company’s common stock under its stock repurchase program. The remainder of the proceeds of this offering is temporarily invested in short-term, investment-grade, interest bearing securities pending their use for other purposes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

ITEM NUMBER	EXHIBIT

99.1	Certification of David D. Hood, the registrant’s chief executive officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.2.	Certification of Kenneth C. Kieley, the registrant’s chief financial officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b) Report on Form 8-K

Reports on Form 8-K were filed on November 14, 2002 containing reference to certifications with registrant’s Quarterly Report on Form 10-Q as required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2003	NETSOLVE, INCORPORATED

	By:	/s/ David D. Hood
David D. Hood President and Chief Executive Officer

	By:	/s/ Kenneth C. Kieley
Kenneth C. Kieley Vice President-Finance, Chief Financial Officer and Secretary

	By:	/s/ H. Perry Barth
H. Perry Barth Controller and Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David D. Hood, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NetSolve, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

7.	could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ David D. Hood
David D. Hood President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Kenneth C. Kieley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NetSolve, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 13, 2003	/s/ Kenneth C. Kieley
Kenneth C. Kieley Vice President-Finance, Chief Financial Officer and Secretary