Form 10-K
period 2003-03-31
NETSOLVE INC
filed 2003-06-06
CIK 1071342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended March 31, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

Commission File Number: 0-24983

NETSOLVE, INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2094811-2
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9500 Amberglen Blvd

Austin, Texas 78729

(Address of principal executive offices, including ZIP code)

(512) 340-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

On April 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $27,817,315 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Registrant’s Common Stock). On April 30, 2003, there were 11,392,704 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the Registrant’s 2003 Annual Meeting of Stockholders to be held on July 16, 2003, which will be filed with the Commission not later than 120 days subsequent to March 31, 2003, are incorporated by reference into Part III of this report.

NETSOLVE, INCORPORATED

Item 1. BUSINESS

NetSolve provides a range of information technology (IT) infrastructure management services offering businesses an efficient and reliable alternative to managing their IT infrastructure internally. These services allow enterprises to selectively outsource some or all of their IT infrastructure management to increase network availability, performance and security while reducing overall IT infrastructure operations cost, and simplifying timely migration to new technologies. Our primary services offerings are designed to operate our customers’ networks, including monitoring, fault diagnosis, fault resolution, performance management and reporting. We also offer optional IT infrastructure design and configuration services to our customers. We provide our IT infrastructure management services remotely 24 hours a day, 365 days a year from our Network Management Center (NMC) in Austin, Texas. We develop and operate software tools and processes that allow us to manage these networks and allow our customers to access real-time network status and other reports via a secure Internet portal. We have offered IT infrastructure management services since 1995 and currently have over 1,000 end user customers representing more than 40,000 managed sites in 57 countries. Our solutions are designed to meet the requirements of multiple industries and enterprises of all sizes. Our services are sold both indirectly through reseller channels such as AT&T, IBM and Berbee, and directly to end users.

Our solutions

Our solutions allow our customers to focus on their core business while we manage their IT infrastructure and enable the implementation of new technologies. Customers benefit from our expertise, breadth of services and knowledge gained from managing thousands of devices without incurring the expense of acquiring, operating and maintaining tools and resources to operate their network. We apply proven (i.e., learned and continually improving) processes and tools to customers of all sizes in order to meet their individual requirements. By applying a common set of tools and processes across hundreds of customers, we achieve economies of scale that result in price and performance value to our customers.

Full breadth of IT infrastructure management services. Our services are generally marketed under the brand name ProWatch®. Our ProWatch suite of services covers issues encountered by customers in the LAN (local area network), IPT (IP Telephony), WAN (wide area network), network security, server and certain software infrastructure areas of their business. The ProWatch suite covers the entire operating lifecycle of an enterprise’s network requirements, including fault, configuration and performance management.

Reduced costs. Singularly focused on managing IT infrastructure, we are able to spread personnel-related costs, as well as costs of necessary network infrastructure, software and tools, across hundreds of end users. As a result, we are typically able to offer a more efficient management solution at a lower cost than internal management.

Increased business impact. Our end users do not have to use their internal resources to respond to the time-consuming and interrupt-driven responsibilities of daily IT infrastructure operations. Hence, these organizations can focus their resources on applying technology to improve their business.

Expertise. Our team of IT infrastructure professionals is continually trained on current and emerging IT infrastructure technology. As IT infrastructure management is our only business, this team can focus on operating networks without being encumbered or distracted by other IT tasks. Our IT infrastructure management professionals act as an extension to our customer’s internal IT staff. Additionally, our customers benefit by having a skilled team of networking professionals and tools applied to their IT infrastructure. Our tools and people have applied knowledge that has resulted from managing hundreds of sites over time. An issue may occur on our customer’s network that is unique to that network; nevertheless, because of our expertise, it may be an issue that is similar to ones we have faced in the past. Our team is able to apply that knowledge and potentially save time and costs associated with decreased downtime and shorter resolution. We also report to end users on a regular basis recommending upgrades or changes when appropriate.

Enhanced customer service. We take ownership of IT infrastructure problems when issues arise and we work on behalf of our customers through issue identification and resolution. Our services include guarantees that provide customers up to 100% of their management fees back for any month in which we do not meet specified performance requirements.

Ease of new technology adoption and IT infrastructure maintenance. We continually train our professionals on emerging technologies that are impacting the IT infrastructure, such as IPT. As a result, we are able to assist enterprises as they migrate their network to new technologies.

Enhanced IT infrastructure control. Our IT infrastructure management customers have access to Pro-Watch Exchange, our network management Web portal. With this tool, our customers can maintain ultimate control and visibility of critical network and device status and information through real-time status of every device we manage for them, as well as on-demand network performance reports.

Strategy

Our goal is to be the leading provider of selective outsourcing solutions for the remote management of IT infrastructure. The key elements of our strategy include the following:

Deliver targeted solutions and expand service offerings. We are focused on solving IT infrastructure management needs for enterprises that are assimilating new technology, attempting to solve complex IT issues, and/or wanting to reduce costs. We believe that the market to provide end-to-end IT infrastructure management services for enterprises on a remote basis is still emerging and that most providers do not have comprehensive solutions. We intend to expand the technologies we support in terms of types of devices, network transport technologies, and networking equipment providers. We also intend to use these expanded capabilities to create specific applications support services such as those we have previously introduced for infrastructure security and IPT.

Add and enhance our reseller channel relationships. We intend to continue to market our services primarily through reseller channels supplemented by direct sales efforts. We intend to adapt our services to be flexible add-ins to the needs of our larger reseller channels whose customers can benefit from the cost-effective, high quality management solutions we can jointly provide. In these instances, our goal will be for our reseller channels to utilize our services as a key component of their design solutions, transport services, consulting and integration services, or network equipment. By viewing these reseller channels as end-users and focusing on their requirements and business drivers as opposed to just the requirements of the end-user customer, we believe we can ultimately meet the needs of more end-user customers and accelerate growth.

IT infrastructure management services

Our focus is on growing our recurring IT infrastructure management services revenues. NetSolve’s service offerings combine core IT infrastructure management capabilities such as remote router, switch, server and firewall management into comprehensive solutions offerings that help our customers assimilate new technologies and address complex IT management issues.

Our services include the remote management of routers, switches, firewalls, network intrusion detection devices, host-based intrusion detection software, voice over IP devices, and servers. Historically, we have sold these services independently under our ProWatch brand such as ProWatch for WANs®, ProWatch for LANs® and ProWatch Secure®.

The WAN service includes management of the WAN-attached router; the customer service unit (CSU), connecting the router to the transport provider’s Frame Relay, asynchronous transfer mode (ATM), or internet protocol (IP) service; and the transport provider’s network services. Our ProWatch for WANs® service generally includes a guarantee to provide the customer end-to-end network availability for at least 99.5% of the time in any given month, with the customer generally receiving a refund of the management fee in any month the guaranteed availability rate is not achieved. Substantially all of our recurring IT infrastructure management services revenues are derived from our ProWatch for WANs and related WAN services.

In addition to the management of the WAN infrastructure between customer locations, we provide management of the LAN, server, and virtual private network (VPN). With our LAN management service we measure, monitor and manage the routers, switches and intelligent hubs.

ProWatch for ServersSM is a server monitoring service that is available to ProWatch for LAN customers as an add-on service. The Server service provides for 24 X 365 monitoring, auto-ticketing and auto-notification for up/down availability; key Microsoft NT/Win2K services and Unix processes; environmentals (disk drives, fans, power supplies); key system parameters (CPU utilization, disk space, memory); basic application response for HTTP Server, E-mail server; and fault validation that detected issues are a server issue and not a LAN issue.

Our security offering addresses security needs of an enterprise 24 hours a day, 365 days a year. These remote security management capabilities include firewall management, intrusion detection management, host-based intrusion detection management, and VPN configuration and management. These security services are designed to protect an enterprise’s critical IT infrastructure with around-the-clock monitoring and policy management services. The services described below may be sold separately or be combined for a more complete offering.

Firewall Management. The firewall management service provides active management of the firewall, which is the electronic barrier between network segments. Security engineers review firewall logs and event streams to detect suspicious activity. Our ProWatch Secure® Managed Firewall Service supports Cisco’s PIX Firewall series and Checkpoint firewalls.

Intrusion Detection Management. The intrusion detection management service uses Cisco’s IDS sensor to detect suspicious activity on customer networks, repel attacks and bar the potential intruder from accessing the end user’s network.

Host-Based Intrusion DetectionManagement. The host intrusion detection management service protects critical servers such as Web and mail servers. This service can prevent and alarm on those types of network attacks that cannot be fully prevented by a firewall or network intrusion detection device. This service utilizes Entercept’s Host IDS technology.

Virtual Private Network Management. The virtual private network configuration management service can be used by enterprises to establish and maintain point-to-point VPNs between routers and firewalls. NetSolve provides remote monitoring and management of this secure connection.

We combine remote router, switch, security and server management capabilities to provide a remote management solution for IPT. NetSolve’s IPT service currently delivers remote operations support services for Cisco’s Architecture for Voice, Video and Integrated Data (AVVID). AVVID integrates telephony functions onto IP-based LANs eliminating the need for PBX equipment and enabling converged applications. The IPT service is intended for use in conjunction with an AVVID IP Telephony Certified Cisco Partner that provides Plan, Design, Implement (PDI) services. Operations managed by NetSolve consist of the ongoing management and reporting services for an IP Network and its IP Telephony functionality after the PDI activities are complete.

Our Web-enabled IT infrastructure management tools provide end users with access to up-to-date status information of their networks and are designed to give end users increased understanding of their networks while they outsource the IT infrastructure management to NetSolve. Access to this information is included as a component of our standard IT infrastructure management services and is provided to end users at no additional charge. End users access these tools through a standard web browser using our ProWatch Exchange® Web portal. ProWatch Exchange® provides trouble ticket status and history. An active network map displays the status of all managed devices in an end user’s network and online viewing access to the monthly availability and on-demand performance reports included with the various IT infrastructure management services.

Maintenance and equipment services

We resell on-site maintenance services, primarily to customers who have purchased the associated equipment from us. These services address issues associated with hardware failures and software bugs, as well as software upgrades provided for under the equipment provider’s maintenance contract. These maintenance services are provided by Cisco, Vital Networks, Equant and 3Com or their successors. Our strategy is to focus on sales of our IT infrastructure management services and to de-emphasize maintenance services. We therefore anticipate that sales of new maintenance contracts will decline over time as a result of our de-emphasizing these services and as current contracts expire and some are not renewed as a result of the migration of some of our AT&T business to internal AT&T centers.

We also resell customer premise equipment from leading network equipment manufacturers or their resellers. This equipment typically includes routers, CSUs and LAN switches and is obtained from Cisco and, to a lesser extent, from Bay/Nortel, Paradyne and others. Sales of this equipment are made only to our IT infrastructure management services customers in conjunction with the sale of our services. This equipment constitutes some of the primary components of the end-user networks we manage. Customers who purchase this equipment from us rather than from other sources typically do so for the convenience of a single supplier solution. We anticipate sales of equipment to continue to decline and, at some point, to possibly be eliminated from our offerings as a result of de-emphasizing this offering.

Customers and Reseller Channels

Our solutions have historically primarily addressed the needs of middle market enterprises, roughly defined as companies that have between 100 and 1,000 employees and annual revenues between $25 million and $500 million. While we believe this continues to be a key opportunity area for our solutions, we also provide services to larger enterprises that can utilize our standard packaged services without requiring significant customization and believe these enterprises also represent an opportunity for future sales. We currently have over 1,000 end users representing over 40,000 managed sites. Our end users consist of our direct customers as well as customers of our reseller channels. Substantially all sales of our services to date have been made in the U.S. However, we remotely manage locations in 56 other countries around the world for these U.S. based customers.

Most of our reseller channels use our brand; however, AT&T and some others resell our services under their trade and brand names. We receive our revenues directly from the resellers. In some situations, the resellers include the cost of our services in the pricing they establish for their related services while in other cases the services and customer premise equipment (CPE) we provide are billed separately by the reseller. Our resellers currently include AT&T, IBM, Berbee, Vital Networks, Intergraph, NDS and NEC Business Network Solutions.

Services sold to carrier resellers are primarily for incorporation in services the carriers sell directly to end users. Our strategy includes building our reseller channels, and we expect that these channels will continue to represent a large percentage of our IT infrastructure management revenues for the foreseeable future. In an effort to create greater value in these relationships, we are working with selected reseller channels to focus on providing our reseller channels component services that form a part of a comprehensive solution to end-user customers. Several of our channel partners fill important gaps in planning, design and implementation services in order to more completely meet our customers’ needs. With this model, we believe we can help our channel partners support customers in assimilating, managing and implementing new technologies, and then assume responsibility for the ongoing operation of these networks.

We have derived a significant portion of our revenue from one reseller, AT&T. No other customer or reseller accounted for more than 10% of our revenues in any of the last three fiscal years.

Relationship with AT&T

We have three primary reseller agreements with AT&T, one for Managed Router Service; one for Managed DSU Service marketed by AT&T as part of its Frame Plus offering; and one for the management of the WAN for one large end user – The Home Depot. AT&T has sold these network management services to their customers in conjunction with AT&T’s overall network solution offering using AT&T’s trade and brand names. Our technicians have worked directly with AT&T’s sales and marketing personnel and the end users to design, implement and manage the end-users’ networks. As with our other reseller arrangements, we receive our revenues for the resale of our services to AT&T customers directly from AT&T. AT&T accounted for 69% of our total revenues in fiscal year 2001, 61% of our total revenues in fiscal year 2002, and 52% of our total revenues in fiscal year 2003.

The Managed Router Service agreement with AT&T was renewed in January 2002 and the Managed DSU Service agreement with AT&T was renewed in April 2002. These two agreements currently terminate on June 30, 2003 with respect to placing new orders for service. The term of The Home Depot agreement runs concurrent with the term of the agreement between AT&T and The Home Depot that we believe will expire sometime in fiscal year 2004.

In February of 2003, we were notified by AT&T of its intention to exercise its right under the agreement for Managed Router Service to terminate and transition all existing Managed Router Service orders beginning July 1, 2003, which will start an eight-month transition period under this agreement. Under the terms of the agreement, during each month of the ramp-down period, AT&T may transition no more than 12.5% of the existing sites away from NetSolve. After the eight-month ramp-down, NetSolve may continue to provide Managed Router Services to AT&T customers only if mutually agreed between NetSolve and AT&T. In addition to the cancellation by AT&T of all orders for Managed Router Service, AT&T may cancel individual orders upon 30 days notice under certain circumstances. Managed Router Service revenue under this agreement accounted for approximately 27% of recurring IT infrastructure management services revenues in fiscal year 2002, and 16% in fiscal year 2003; and 34% of total revenues in fiscal year 2002, and 22% in fiscal year 2003.

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

Sales and marketing

We market our services to reseller channels and directly to end users.

Primary marketing communications activities include lead generation, seminars, sales collateral and support, and design and maintenance of our web site. Our marketing organization is also responsible for public relations activities such as obtaining media coverage and public recognition of NetSolve and our services. Product marketing is primarily focused on ensuring that our services are designed to meet the needs of our reseller channels and end user customers. Activities include the creation of marketing, product, and business plans as well as the delivery of tools for our sales force and our reseller channels. These tools include service definitions and data sheets, pricing, competitive analysis, and sales presentation materials. The marketing group also works with our larger reseller channels to define, develop and implement their own services that embed a core NetSolve service. At March 31, 2003, we employed 8 people in marketing who are responsible for marketing communications, public relations, channel and product marketing.

Our sales organization is responsible for qualifying prospects and obtaining orders for our services. They work directly with customers and reseller channels to identify and define the service(s) that best fits their needs. Activities include the generation of proposals to potential customers and familiarizing the resellers’ sales forces with our services and networking options. In some cases these sales individuals sell our services directly to end users and in other cases they assist our resellers in their sales efforts. Additionally, a portion of our sales team is dedicated to only supporting reseller channel efforts. Reseller channel support by our sales organization includes training and engaging our reseller’s sales teams as well as assistance with responses to requests for proposals, IT infrastructure design and proposal generation, and participation in sales calls to potential customers. At March 31, 2003, we employed 25 people in sales and sales support.

Software and services development

The primary objective of our software development group is to develop or integrate the tools we utilize to manage networks and to develop software applications, such as ProWatch Exchange®, which become components of our services. A key requirement of these tools is to provide flexible, scalable technologies that create a sustainable platform for NetSolve to continue to innovate and deliver services on a large scale at low cost as compared to off-the-shelf software products or competitive service offerings. The applications and tools we develop utilize industry-standard protocols, tools and development environments, including Microsoft’s .Net framework, C++, HTML, Java, and Oracle relational database software and development tools. Where appropriate, we integrate commercially available components into our tools, such as mapping functionality, that enrich the value of services we provide our customers.

The objective of our services development group is to research new technologies and develop new service offerings, including early operations processes that address the needs of our target customers with respect to these technologies.

Our software and services development groups consisted of 32 people as of March 31, 2003.

Operations

Our operations organization is responsible for delivery of our services to end users. By defining IT infrastructure management tasks into sets of tightly defined services, we are able to deliver functionality to our end users at cost-effective prices. Our services generally are provided using a team approach where each customer is assigned to a team of customer engineers, with one member of the team being assigned primary customer responsibility and each member providing backup when the primary engineer is not available.

Other groups within our operations group support these customer engineer teams. The first level of service delivery is our NMC, which is staffed 24 hours a day, 365 days a year with IT infrastructure engineers and technicians who have a broad range of technical expertise. Our NMC continuously monitors responses to polls to managed devices and opens trouble tickets in response to IT infrastructure outages. The goal of this group is to provide the end user with notice and a diagnosis within 15 minutes of an IT infrastructure failure. Upon isolation of the problem, the appropriate service provider is dispatched (to the end user’s premises if required) to repair the outage. NMC employees can electronically enter trouble tickets into selected transport provider’s systems to enable faster resolution of carrier network issues.

Other groups within operations include project managers, process managers, installation engineers, and equipment staging and configuration personnel. The Integrated Systems Support team handles all server, telephony and network infrastructure for internal business users as well as maintaining all customer connections. The process and tools automation team’s primary focus is to drive down the unit cost of our products while increasing quality of service to our customers.

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

Our approach to minimizing the possibility of loss of the critical systems and management network infrastructure utilized to manage customer networks is one of disaster avoidance. To minimize the potential for loss of network access to local telecommunications infrastructure, we employ a SONET ring which is served from two separate local exchange carrier serving offices and maintain on and off-site fail over technologies for critical server and database components. The customer network management infrastructure and major critical server and database components are replicated in a backup location in order to mitigate the impact of a complete loss of our primary facility. Using NetSolve branded services as well as other products, the infrastructure is monitored 24 hours a day, 365 days a year with certified professionals available to resolve any issues.

We have preventive and monitoring security measures in operation to control unauthorized access and respond to any unauthorized activity within our networks and to/from our customers’ networks. Customer networks are connected to NetSolve’s management infrastructure with separate connections (Frame Relay PVC or VPN, for example) for each customer, which, by their nature, restrict traffic flow to only the two endpoint networks. NetSolve also carefully screens all employees upon hiring. All prospective candidates undergo behavioral as well as technical interviews. NetSolve employs a range of physical site security measures to help prevent unauthorized access to NetSolve systems and information. Using third party security engineers, we periodically evaluate our security posture to ensure that we are providing a high level of protection and are diligent in detecting and controlling unauthorized activity within our own and to/from customers’ networks. This serves to periodically and independently validate the environment and controls for potential weaknesses.

Our operations organization consisted of 218 people as of March 31, 2003.

Competition

Currently, we compete primarily with the internal network administration organizations of actual or potential end users of our services. Many of these end users have internal network support capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. In order to compete effectively with internal organizations, NetSolve is focusing on helping customers assimilate new technology where internal resources are untrained and unproven, or helping customers manage complex technologies where internal resources are best focused on their core business or where there are ongoing problems. Our strategy to broaden the IT infrastructure components and technologies that our services support should help us compete with internal resources and move closer to a partnership with the customer as we address a broader set of needs. Other important factors necessary for our success include quality of service, price, functionality and features, product reputation, distribution and quality of support.

Selective outsourcing of IT infrastructure management is an emerging market, is highly fragmented, rapidly evolving and largely undefined. There are few substantial barriers to entry, and we expect that we will face additional competition from existing competitors and new market entrants in the future. We believe that the principal competitive factors in this market include skilled and targeted marketing, networking and security engineering expertise, scalable management tools, reliability and quality of service, large scale, the ability to maintain and expand distribution channels, price, the timing of introductions of new services, and conformity with industry standards. While we believe that we currently are able to provide end users with reliable network management and security services at prices that allow us to compete favorably with respect to other service providers, there can be no assurance that we will have the resources or expertise to compete successfully in the future.

While much of the competition we face remains with the internal IT departments, we also compete with other IT infrastructure management companies including telecommunications providers such as AT&T, Sprint and WorldCom; network equipment vendors such as Vanguard and Avaya; computer systems vendors such as Hewlett Packard/Compaq and Unisys; and other independent providers of IT infrastructure management services such as Nuvo Network Management. With respect to our security services, we compete with computer systems vendors such as IBM, network security software and services vendors such as ISS, and security services vendors such as Guardent and Counterpane. We face potential competition from IT consulting firms, systems integrators, VARs, and local and regional network services firms and other new entrants into our markets. Our competitors also include certain of our resellers, including AT&T and IBM.

Many of these current and potential competitor companies have significantly greater financial, technical and marketing resources and greater name recognition than we have and generate greater service revenue than we do. There can be no assurance that we will be able to compete successfully against current or potential competitors. If we fail to successfully compete on a sustained basis it could significantly damage our business.

With respect to on-site equipment maintenance services and the sale of equipment, we compete primarily with the equipment manufacturers and their resellers.

Intellectual property rights

We rely on a combination of patent, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in technology underlying our services. We have three patents and have applied for extensions and additional coverage with the United States Patent Office. These patents relate to software and computer technology, which allow us to poll, or communicate with, large numbers of devices over multiple WANs. We intend to continue to evaluate the appropriateness of these protections and to seek additional patent protection for our inventions when appropriate. There can be no assurance that additional patents will be issued from our currently pending or any future applications, or that any patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We have registered our logo, and the NetSolve name together as one mark, and other marks, including ProWatch, ProWatch IV, ProWatch for WANs, ProWatch for LANs, ProWatch Secure and ProWatch Exchange as separate service marks in the U. S. We have also filed service mark and trademark applications in Japan to seek protection for these marks in Japan. We have not made any other foreign patent or trademark filings.

We have entered into proprietary rights and confidentiality agreements with our employees, and generally enter into nondisclosure agreements with our suppliers, distributors and appropriate customers in order to limit access to and disclosure of our proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent infringement or misappropriation of our technology or to deter independent third-party development of similar technologies. Any infringement or misappropriation, should it occur, could significantly damage our business. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources. We may be unable to protect our intellectual property, and we could incur substantial costs enforcing our intellectual property against infringement or defending against claims of infringement.

In June 1996, in connection with our federal registration of a service mark that includes the NetSolve name, GRC International, Inc. claimed that our use of the name NetSolve infringed GRC’s common law intellectual property rights. This claim was settled by an agreement with GRC, and GRC withdrew its opposition and consented to our service mark registration. GRC retained the right to use the name NetSolve to describe a particular software product, and we retain the full right to our corporate name. We also agreed with GRC to refrain from using NetSolve as a brand name to describe a product. We believe that the limited joint use of the name NetSolve by GRC will not have a material adverse effect on us. With the exception of GRC, we have not, to date, been notified that our services infringe the proprietary rights of third parties; however, there can be no assurance that third parties will not claim infringement or indemnification by us with respect to current or future services or products. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any of these claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause delays in product and service installation and implementation, prevent us from using important technologies or methods, subject us to substantial damages, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any of these claims could materially harm our business.

Employees

As of March 31, 2003, we had 305 full-time employees, including 33 in sales and marketing, 32 in development, 218 in operations and 22 in finance, administration and human resources. Our success depends to a significant degree upon the continued contributions of our executive management, IT infrastructure management and engineering teams, and our ability to attract and retain highly skilled and qualified personnel.

None of our employees are represented by a collective bargaining agreement. We believe relations with our employees are good.

Item 2. FACILITIES

Currently our new corporate headquarters are located in a leased facility in Austin, Texas which covers approximately 80,000 square feet. Previously, we had occupied an additional 70,000-square-foot facility. We consolidated operations in this new facility in the quarter ending June 2002. In March 2002, we recorded a one-time charge of $2.7 million as a result of a decision to reduce excess capacity in the Austin facilities. This charge primarily represents future rentals for the lease of the 70,000-square-foot facility that expires in November 2003. While the majority of operations have been consolidated, we retain approximately 6,400 square feet in the 70,000-square-foot facility for disaster recovery purposes. Moving to our new facility and exiting our previous one has allowed us to reduce excess capacity while retaining business continuity and disaster recovery capability and has allowed us to capitalize on the operational efficiencies delivered over the past two years. We maintain dual computer rooms in these two geographically separate facilities and have redundant mission critical equipment and customer connections in order to provide safeguards in the event of a fire or similar emergency. All mission critical portions of the 70,000-square-foot facility and all portions of the new facility are covered by uninterrupted power supply systems backed up by a power generator to guard against system failures and to provide emergency power in the event of an outage.

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

In December 2001, the Company and certain of our officers and directors, as well as the underwriters of our initial public offering (“IPO”) and hundreds of other companies (“Issuers”), directors and officers and IPO underwriters, were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption In re Initial Public Offering Securities Litigation, Case No. 91 MC 92. In the amended complaint, the plaintiffs allege that the Company, certain of our officers and directors and our IPO underwriters violated section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

In October 2002, the parties agreed to toll the statute of limitations with respect to the Company’s officers and directors until September 30, 2003, and on the basis of this agreement, our officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against the Company and almost all of the other Issuers, and granting the motion to dismiss the Section 10(b) claims against NetSolve without leave to amend. Both the plaintiffs and the underwriters have presented tentative settlement offers. It is not feasible to predict or determine the final outcome of this proceeding, and if the outcome were to be unfavorable, the Company’s business, financial condition, cash flow and results of operations could be materially adversely affected.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided with respect to each executive officer of the registrant as of May 15, 2003, pursuant to General Instruction G of Form 10-K:

Name	Age	Position(s)

David D. Hood	46	Director; President and Chief Executive Officer

Kenneth C. Kieley	52	Vice President—Finance, Chief Financial Officer and Secretary

Jeffrey Guillot	39	Vice President—Development and Chief Information Officer

Gregory K. Jones	42	Vice President—Sales

Robert W. Kujawski	38	Vice President—Operations

Robert C. Pojman	39	Vice President—Business Development

Terrence K. Sadowski	40	Vice President—Marketing

Jeffrey J. Quade	48	Vice President—Human Resources

H. Perry Barth	37	Controller and Chief Accounting Officer

David D. Hood became our President and Chief Executive Officer and a Member of our Board of Directors in September 2002. Prior to his appointment, Mr. Hood served as Chief Executive Officer at BeVocal, a venture-funded voice recognition software company since July 2001. Before joining BeVocal, Mr. Hood was the Vice President and General Manager of Dell Home Systems, where he was in charge of Dell’s consumer PC business and the Web Business Unit since August 1997.

Kenneth C. Kieley joined us in September 1989 as our Vice President—Finance, Chief Financial Officer and Secretary. From July 1985 to September 1989, Mr. Kieley served as Vice President—Finance of VMX, Inc., a manufacturer of voice messaging systems. Mr. Kieley worked for Ernst & Young LLP from 1975 to 1985.

Jeffrey Guillot joined us in October 2002 as Vice President—Development and Chief Information Officer. Mr. Guillot added the duties of Chief Information Officer in November 2002. From November 2001 through October 2001, Mr. Guillot served as Product Strategy Director for Trilogy Software. From August 1997 through April 2000, Mr. Guillot served in several roles at Dell Computer Corporation including Senior Manager, Global Application Architecture and Tools, Director of Information Technology for Dellware and Gigabuys, and Director of Information Technology for Home and Small Business Technologies.

Gregory K. Jones was appointed to Vice President—Sales in April 2003. From August 2001 to October 2002, Mr. Jones served as Vice President—Sales at BeVocal Inc, a venture-funded voice recognition software company. From September 1999 to September 2001, Mr. Jones served as a Director in Dell’s Public Sector. From January 1984 to September 1999, Mr. Jones held several positions at AT&T including General Manager for AT&T’s Global Services.

Robert W. Kujawski was named Vice President—Operations in April 2001. Prior to his appointment as Vice President of Operations, Mr. Kujawski served as Director of NetSolve’s Network Management Center. From May of 1998 to May of 2000, Mr. Kujawski served as Group Area Development Manager and Director of Production Services for Norwest Mortgage Inc. Mr. Kujawski served in various positions at Deluxe Data Systems, Incorporated including Manager, Data Center Operations, Data Center Help Desk Manager, Data Center Shift Supervisor and Software Certification Analyst/Team Leader from October 1987 to May 1998.

Robert C. Pojman was appointed to Vice President—Business Development in April 2001. Prior to that he served as our Vice President—Operations since February 1997. Mr. Pojman was employed as First Vice President—Data Centers at Deluxe Data Systems, a software and services company which facilitates the processing and clearing of payments. He also worked at Deluxe Data Systems as Director, Technical Services from June 1993 to April 1995 as well as Director of Operations Services from July 1992 to June 1993.

Terrence K. Sadowski joined us in December 2002 as Vice President—Marketing. From December 1998 to August 2001, Mr. Sadowski served in several roles at Dell Computer Corporation Small and Medium Business Group, including Director of Marketing, Vice President and General Manager, and Vice President of Marketing. From November 1996 to December 1998, Mr. Sadowski served as Vice President of Marketing at Bell South Telecommunications. Mr. Sadowski worked at the Dial Corporation from 1991 to 1996 and at the Quaker Oats Company from 1984 to 1991. Mr. Sadowski is also President of SKW-Austin Incorporated and SKW-Houston Incorporated, both private companies that are distributors of wireless phones and accessories.

Jeffrey J. Quade joined NetSolve in March 2003 as Vice President—Human Resources. From April 2001 to March 2003, Mr. Quade served as Vice President, Human Resources at GE Interlogix, Incorporated. Prior to that Mr. Quade served as Director, Human Resources for the Home and Small Business Group at Dell from 1999 to 2001. Mr. Quade served as the Vice President of Human Resources for the Mail and Messaging Technology Division of Bell & Howell Corporation from 1994 to 1999.

H. Perry Barth was named Principal Accounting Officer in April 2002. He has served as our Controller since April 1999. Mr. Barth was employed as Controller of Xetel Corporation, an electronics contract manufacturer, from May 1994 to April 1999. Mr. Barth worked for PricewaterhouseCoopers LLP from 1988 to 1994.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our common stock trades on the Nasdaq National Market under the symbol “NTSL.” The following table sets forth the high and low per share sales prices of our common stock for each of the last eight quarters in the period ended March 31, 2003 as reported by the Nasdaq National Market System.

	Price Per Share
Three Months Ended	High	Low
June 30, 2001	12.57	5.91
September 30, 2001	14.35	9.00
December 31, 2001	12.50	8.57
March 31, 2002	10.65	7.41
June 30, 2002	8.06	6.98
September 30, 2002	8.43	7.00
December 31, 2002	7.69	5.90
March 31, 2003	7.25	5.56

Holders of our common stock

At the close of business on May 19, 2003, there were approximately 118 holders of record of the common stock and approximately 2,855 shareholders of beneficial interest.

Dividends

We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

See Item 12 of this report.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this document. The following selected consolidated financial data for fiscal years 2001, 2002 and 2003 and as of March 31, 2002 and 2003 are derived from our consolidated financial statements included elsewhere in this document, which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated financial data for fiscal years 1999 and 2000 and as of March 31, 1999, 2000 and 2001 are derived from our audited consolidated financial statements not included in this document.

	Year Ended March 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statement of operations data:
Revenues:
IT infrastructure management services	$12,777	$24,048	$33,032	$37,954	$40,490
Maintenance and equipment	13,939	14,613	13,420	10,411	9,878

Total revenues	26,716	38,661	46,452	48,365	50,368
Costs of revenues:
Infrastructure management services	8,258	13,095	19,311	22,333	24,051
Maintenance and equipment	10,665	11,202	9,536	7,133	6,904

Total costs of revenues	18,923	24,297	28,847	29,466	30,955

Gross profit	7,793	14,364	17,605	18,899	19,413
Operating expenses:
Development	1,762	2,503	3,169	3,452	4,009
Selling and marketing	3,153	4,486	6,149	6,377	7,533
General and administrative	2,098	3,095	3,559	5,238	4,725
Reduction in facilities capacity	—	—	—	2,650	—
Amortization of deferred compensation	—	65	58	34	27

Total operating expenses	7,013	10,149	12,935	17,751	16,294

Operating income	780	4,215	4,670	1,148	3,119
Other income, net	93	1,463	3,285	1,430	749

Income from continuing operations before income taxes	873	5,678	7,955	2,578	3,868
Income tax expense (benefit)	19	(4,875)	2,944	913	1,420

Net income from continuing operations	854	10,553	5,011	1,665	2,448
Discontinued operations:
Gain on sale of discontinued operations, net of applicable income taxes	98	—	—	—	—

Net income	$952	$10,553	$5,011	$1,665	$2,448

Basic income (loss) per share from (1):
Continuing operations	$(0.51)	$1.06	$0.37	$0.14	$0.21

Net income (loss)	$(0.48)	$1.06	$0.37	$0.14	$0.21

Weighted average shares used in basic per share calculations (1)	3,297	8,800	13,502	12,101	11,879

Diluted income (loss) per share from (1):
Continuing operations	$(0.51)	$0.68	$0.34	$0.13	$0.20

Net income (loss)	$(0.48)	$0.68	$0.34	$0.13	$0.20

Weighted average shares used in diluted per share calculation s(1)	3,297	13,648	14,539	13,160	12,435

Pro forma basic income per share from (2):
Continuing operations	$0.09	$0.88	$0.37	$0.14	$0.21

Net income	$0.10	$0.88	$0.37	$0.14	$0.21

Pro forma weighted average shares used in basic per share calculations (2)	9,692	11,963	13,502	12,101	11,879

Pro forma diluted income per share from (2):
Continuing operations	$0.07	$0.77	$0.34	$0.13	$0.20

Net income	$0.08	$0.77	$0.34	$0.13	$0.20

Pro forma weighted average shares used in diluted per share calculations (2)	11,341	13,648	14,539	13,160	12,435

(1)	Calculated as described in note 2 of notes to consolidated financial statements. Additional per share information is disclosed on the consolidated statements of operations in the consolidated financial statements included elsewhere in this document.
(2)	Reflects the conversion of our redeemable convertible preferred stock into common stock. See note 3 of notes to consolidated financial statements.

	March 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance sheet data:
Cash and short-term investments	$2,764	$57,185	$45,411	$47,160	$43,504
Working capital	5,282	63,329	46,889	49,858	46,159
Total assets	14,936	74,519	62,831	67,769	60,990
Capital lease obligations, net of current portion	1,027	324	—	—	—
Redeemable convertible preferred stock	44,146	—	—	—	—
Total stockholders’ equity (deficit)	(34,529)	68,958	56,977	58,342	53,613

Item  7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report and other presentations made by us contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as “expects,” “anticipates,” “intends,” “believes” or similar words concerning future events. They include, among others, statements relating to trends and projections in revenue, company growth, sales, margin and expenses, and the drivers behind those trends; the size and grown potential of the IT infrastructure management industry; trends in sales of our services and products and resulting revenues; our ability to retain current customer arrangements and develop new arrangements; our ability to replace the business lost by the termination and transition of the AT&T Managed Router Service Agreement; our ability to develop new service offerings and the market acceptance of such offerings; our ability to develop new reseller arrangements; the level of any stock repurchases we may undertake; payments requested by customers regarding our WAN guarantee; the amount of any added costs from anticipated new sales, marketing and development efforts, our reliance on resellers, the continued development of new service offerings and competition; the outcome of pending litigation; revenues derived from AT&T and other customers; our ability to attract and retain a qualified workforce; our ability to protect our intellectual property rights; and the impact of changes in accounting rules.

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

Overview

We provide a range of IT infrastructure management services that allow enterprises and carriers to outsource some or all network-specific activities in order to increase network availability, performance and security while reducing overall IT infrastructure operations cost, and simplifying timely migration to new technologies. We were incorporated in September 1985 in the State of Delaware and began operating during the second half of 1987. Until December 1996, substantially all of our services revenues were derived from the sale of data transport services. To provide these transport services, we leased network transmission facilities from major carriers, and we also resold AT&T’s transport services. We began developing our first IT infrastructure management service offering for WANs in early 1993 and began offering that service, together with AT&T’s transport services, in the quarter ended March 31, 1994. We began selling IT infrastructure management services separately from our data transport services in the quarter ended March 31, 1995. We introduced our first security service in the quarter ended September 30, 1996. We discontinued our data transport business in the quarter ended December 31, 1996. We began offering IT infrastructure management services for LANs in the quarter ended June 30, 1997. We began offering VPN management services during the quarter ended September 30, 2000. On June 21, 2001, we announced that IBM Global Services would offer our ProWatch suite of IT infrastructure managed services worldwide. The acceptance of our first software licensing agreement occurred in the quarter ended September 30, 2001. This agreement allows another organization to utilize our technology to provide remote IT infrastructure management services to its customers. Additionally, on October 1, 2001, we announced the offering of remote IT infrastructure management for Cisco Systems, Inc. Architecture for Voice, Video and Integrated Data (AVVID) Internet Protocol IP Telephony (IPT).

Revenues

Our revenues consist of IT infrastructure management services revenues as well as maintenance and equipment resales. Our IT infrastructure management services include both recurring and nonrecurring revenues:

•	Revenues from recurring services represent monthly fees charged to resellers or end users for our IT infrastructure management services, software licensing fees, software usage royalties and software maintenance fees. Recurring IT infrastructure management services revenues are typically based on a fixed monthly fee per customer site or device and are recognized in the period in which the services are rendered. For fiscal year 2003, approximately 85% of IT infrastructure management services revenues were from recurring services.

•	Nonrecurring IT infrastructure management services consist primarily of project implementation services, equipment installation services and one-time project and development assignments that assist resellers in defining and creating new IT infrastructure management services. Nonrecurring IT infrastructure management services primarily relate to services performed to assist customers in implementing new networks. Nonrecurring IT infrastructure management revenues are also earned when implementing IT infrastructure management services for existing networks; however, the level of work and related fees are both lower. Nonrecurring IT infrastructure management services revenues are generally recognized upon completion of the assignment or service. For example, we charge fees for project implementation services on a per-location or per-device basis and we recognize revenues associated with these services upon completion of the network implementation for the location or device.

Our IT infrastructure management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises to which we sell directly through our sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. IT infrastructure management services revenues also include software licensing, usage royalties, maintenance fees and professional fees. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of IT infrastructure management services revenues were less than 1% in each of fiscal years 2002 and 2003. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in most cases, require that we continue providing services throughout the term of the reseller’s contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

Our IT infrastructure management services for WANs typically include a guarantee providing end-to-end network availability for at least 99.5% of the time in any given month. In the event the guaranteed availability is not achieved during a particular month, we generally are obligated to refund a portion, and in some cases all, of our WAN management fees for that month. This guarantee covers some components of the end user’s WAN, such as the transport services provided by the end user’s carrier, that are not directly under our control. As a result, we may, in some instances, refund amounts to customers for circumstances beyond our control. We establish a reserve against guarantees we offer for these WAN services. Historically, guarantee payments have not been material in relation to IT infrastructure management services revenues. However, in the future, refunds made under our guarantees or otherwise could have a material adverse impact on the results of our operations.

We derive maintenance and equipment revenues from the resale of CPE maintenance contracts and from the resale of customer premise equipment, or CPE, to certain of our IT infrastructure management services resellers or customers. CPE is networking equipment which usually resides at the customer’s location and includes routers, customer service units or CSUs, and LAN switches. We utilize CPE produced by Cisco and, to a lesser extent, by Bay/Nortel, Visual Networks and others. We recognize equipment revenues in the period the CPE is shipped to the customer. However, if the transaction is financed through our lease financing subsidiary, we recognize the revenues upon sale of the underlying lease contract on a nonrecourse basis. We recognize revenues from CPE maintenance contracts on a monthly basis as the services are provided. We generally only resell CPE to our IT infrastructure management services customers. Although we believe some of our customers will continue to purchase CPE from us, our strategy is to focus on our IT infrastructure management services which generate higher margins. We therefore anticipate that revenues from CPE sales will continue to decline as we seek to manage our mix of revenues.

We have three primary reseller agreements with AT&T, one for Managed Router Service; one for Managed DSU Service marketed by AT&T as part of its Frame Plus offering; and one for the management of the WAN for one large end user – The Home Depot. AT&T accounted for 69% of our total revenues in fiscal year 2001, 61% of our total revenues in fiscal year 2002, and 52% of our total revenues in fiscal year 2003. No other customer or reseller accounted for more than 10% of our revenues in fiscal years 2001, 2002 or 2003. In February of 2003, we were notified by AT&T of its intention to exercise its right to terminate and transition all existing Managed Router Service orders beginning July 1, 2003, which will start an eight-month transition period under this agreement. Managed Router Service revenue under this agreement accounted for approximately 27% of recurring IT infrastructure management services revenues in fiscal year 2002 (16% in fiscal year 2003) and 34% of total revenues in fiscal year 2002 (22% in fiscal year 2003).

Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S. based customers.

Results of Operations

Fiscal year 2002 compared to fiscal year 2003

Revenues

Total revenues. Total revenues increased 4%, from $48.4 million in fiscal year 2002 to $50.4 million in fiscal year 2003.

IT infrastructure management services. Revenues from IT infrastructure management services increased 7%, from $38.0 million in fiscal year 2002 to $40.5 million in fiscal year 2003, representing 78% of total revenues in fiscal year 2002 and 80% of total revenues in fiscal year 2003. The dollar increase was due primarily to increased recurring revenues resulting from a growth in the number of managed devices under contract and to a lesser extent increased revenue from software licensing fees, partially offset by contractual discounts provided to AT&T relating to the Managed Router Services Agreement and a decrease in equipment installation services due to a decrease in the level of new installations from carrier agreements utilizing those services. The discounts to AT&T will no longer be a factor following the termination of the Managed Router Service Agreement. In the near term, revenue growth in IT infrastructure management services is expected to be adversely impacted by the July 1, 2003 termination of the AT&T Managed Router Service Agreement discussed above.

Maintenance and equipment. Revenues from maintenance and equipment decreased 5%, from $10.4 million in fiscal year 2002 to $9.9 million in fiscal year 2003. Revenues from maintenance and equipment decreased primarily as a result of lower equipment sales due to lower demand caused by a general slowdown of corporate spending on network infrastructures and to a lesser extent due to contractual discounts provided to AT&T relating to the Managed Router Services Agreement. The discounts to AT&T will no longer be a factor following the termination of the Managed Router Service Agreement.

Costs of revenues

Cost of IT infrastructure management services. Cost of IT infrastructure management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide IT infrastructure management services, and the costs of third-party providers of CPE installation services. Cost of IT infrastructure management services is expensed as incurred. Cost of IT infrastructure management services increased 8%, from $22.3 million in fiscal year 2002 to $24.1 million in fiscal year 2003, representing 59% of IT infrastructure management services revenues in fiscal year 2002 and 2003. The dollar increase was due primarily to the addition of personnel, increased network circuit costs and increased depreciation expense resulting primarily from the addition of equipment placed in service for disaster recovery purposes. The July 1, 2003 termination of the AT&T Managed Router Service Agreement discussed above may have a beneficial impact on gross margins for these services.

Cost of maintenance and equipment. Cost of maintenance and equipment includes the purchase of maintenance contracts and CPE from manufacturers and distributors for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of maintenance and equipment decreased 3%, from $7.1 million in fiscal year 2002 to $6.9 million in fiscal year 2003, representing 69% of maintenance and equipment revenues in fiscal year 2002 and 70% of maintenance and equipment revenues in fiscal year 2003. The decrease in dollars was primarily due to the decrease in equipment sales. The increase in percentage is primarily the result of contractual sales discounts provided to AT&T relating to the Managed Router Services Agreement which did not have a corresponding decrease in costs. The discounts to AT&T will no longer be a factor following the termination of the Managed Router Service Agreement.

Operating expenses

Development. Development expenses consist primarily of salaries and related costs of development personnel including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our IT infrastructure management services, developing our Web-enabled software applications that give customers access to IT infrastructure management information, and defining and developing operating processes for new services. Development expenses increased 16%, from $3.5 million in fiscal year 2002 to $4.0 million in fiscal year 2003, representing 7% of total revenues in fiscal year 2002 and 8% of total revenues in fiscal year 2003. The increase in dollars and as a percentage of revenue was due to our decision to increase spending in this area to, among other things, enhance our ability to add additional services. The increase in spending reflected an increase in the number of software and service development personnel devoted to the development and enhancement of IT infrastructure management tools and our IT infrastructure management services and to a lesser extent costs of approximately $93,000 related to executive severance packages. Development costs of approximately $574,000 in fiscal year 2002 were capitalized to match against software license fees under a licensing agreement with a three-year term.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 18%, from $6.4 million in fiscal year 2002 to $7.5 million in fiscal year 2003, representing 13% of total revenues in fiscal year 2002 and 15% in fiscal year 2003. The increase in dollars and as a percentage of revenue was due to our decision to increase spending in this area in an effort to increase orders for new business. The increase in spending was due primarily to costs of approximately $594,000 related to marketing studies and to a lesser extent expenses related to recruiting for new executives and executive severance packages, the addition of sales and marketing personnel, outside commissions for acquired customers and additional spending related to identifying software licensing opportunities overseas. These increases were partially offset by decreases in agency fees, expenses related to vendor relations and commissions to our direct sales forces.

General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments and the cost of an idle facility for the five quarters ending June 30, 2002. Included in human resources spending is a majority of the costs of recruiting and relocating new employees. General and administrative expenses decreased 10%, from $5.2 million in fiscal year 2002 to $4.7 million in fiscal year 2003, representing 11% of total revenues in fiscal year 2002 and 9% of total revenues in fiscal year 2003. The dollar and percentage decrease was due primarily to approximately $1.1 million of lower spending in fiscal year 2003 related to rent and operating costs of an idle facility and to a lesser extent lower spending related to recruiting and relocation. This was partially offset by increased costs of approximately $481,000 related to strategic consulting services and executive severance packages.

Other income, net

Other income, net consists primarily of interest income earned on our cash balances. Other income, net decreased from $1.4 million in fiscal year 2002 to $749,000 in fiscal year 2003, representing 3% of total revenues in fiscal year 2002 and 1% of total revenues in fiscal year 2003. The decrease was primarily due to lower average interest rates earned on invested cash during fiscal year 2003 compared to fiscal year 2002.

Fiscal year 2001 compared to fiscal year 2002

Revenues

Total revenues. Total revenues increased 4%, from $46.5 million in fiscal year 2001 to $48.4 million in fiscal year 2002.

IT infrastructure management services. Revenues from IT infrastructure management services increased 15%, from $33.0 million in fiscal year 2001 to $38.0 million in fiscal year 2002, representing 71% of total revenues in fiscal year 2001 and 78% of total revenues in fiscal year 2002. The increase was due to increased recurring revenues resulting from a growth in the number of managed devices under contract.

Maintenance and equipment. Revenues from maintenance and equipment decreased 22%, from $13.4 million in fiscal year 2001 to $10.4 million in fiscal year 2002. Revenues from maintenance and equipment decreased primarily as a result of lower equipment sales due to lower demand caused by a general slowdown of corporate spending on network infrastructures.

Costs of revenues

Cost of IT infrastructure management services. Cost of IT infrastructure management services increased 16%, from $19.3 million in fiscal year 2001 to $22.3 million in fiscal year 2002, representing 58% of IT infrastructure management services revenues in fiscal year 2001 and 59% of such revenues in fiscal year 2002. The dollar and percentage increase was due primarily to the addition of personnel and network management infrastructure enhancements.

Cost of maintenance and equipment. Cost of maintenance and equipment decreased 25%, from $9.5 million in fiscal year 2001 to $7.1 million in fiscal year 2002, representing 71% of maintenance and equipment revenues in fiscal year 2001 and 69% of maintenance and equipment revenues in fiscal year 2002. The decrease in dollars was primarily due to the decrease in equipment sales. The decrease in percentage was due to an increase in CPE maintenance revenue as a percentage of maintenance and equipment revenue which generally has higher gross margins than equipment sales.

Operating expenses

Development. Development expenses increased 9%, from $3.2 million in fiscal year 2001 to $3.5 million in fiscal year 2002, representing 7% of total revenues in both fiscal years 2001 and 2002. The increase in dollars was due to an increase in the number of software and service development personnel devoted to the development and enhancement of IT infrastructure management tools and our IT infrastructure management services, and increased use of software development consulting services. Development costs of approximately $574,000 in fiscal year 2002 and $550,000 in fiscal year 2001 were capitalized to match against software license fees under a licensing agreement with a three-year term.

Selling and marketing. Selling and marketing expenses increased 4%, from $6.1 million in fiscal year 2001 to $6.4 million in fiscal year 2002, representing 13% of total revenues in both fiscal years 2001 and 2002. The increase in dollars was due to increased costs related to the addition of sales and marketing personnel. This increase was partially offset by decreased spending for advertising during fiscal year 2002 as compared to fiscal year 2001 as well as the one-time costs incurred in fiscal year 2001 of $563,000 in connection with the acquisition of certain of Comdisco’s customers.

General and administrative. General and administrative expenses increased 47%, from $3.6 million in fiscal year 2001 to $5.2 million in fiscal year 2002, representing 8% of total revenues in fiscal year 2001 and 11% of total revenues in fiscal year 2002. The increase was due primarily to approximately $1.6 million of additional spending related to rent and operating costs of a leased facility that we will occupy in the quarter ending June 30, 2002 as we consolidate substantially all of our operations into the new facility as noted in Item 2. Facilities.

Other income, net

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

The following tables set forth quarterly consolidated statements of operations data in dollars and, except as noted below, as a percentage of total revenues for each of the eight quarters in the period ended March 31, 2003. The information should be read together with the consolidated financial statements and related notes appearing elsewhere in this document. Additional per share information is disclosed on the consolidated statements of operations in the consolidated financial statements included elsewhere in this document. Operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003
	(in thousands, except per share data)
Revenues:
IT infrastructure management services	$8,636	$9,655	$9,931	$9,732	$10,291	$9,881	$10,434	$9,884
Maintenance and equipment	2,614	2,630	2,437	2,730	2,295	2,223	2,607	2,751

Total revenues	11,250	12,285	12,368	12,462	12,586	12,104	13,041	12,635
Costs of revenues:
IT infrastructure management services	5,233	5,537	5,800	5,763	5,966	6,056	6,089	5,941
Maintenance and equipment	1,780	1,843	1,607	1,903	1,520	1,496	1,859	2,027

Total costs of revenues	7,013	7,380	7,407	7,666	7,486	7,552	7,948	7,968

Gross profit	4,237	4,905	4,961	4,796	5,100	4,552	5,093	4,667
Operating expenses:
Development	803	910	1,007	732	893	859	1,050	1,208
Selling and marketing	1,399	1,563	1,688	1,727	1,830	1,689	1,867	2,147
General and administrative	1,081	1,280	1,297	1,580	1,284	849	1,450	1,141
Reduction in facilities capacity	—	—	—	2,650	—	—	—	—
Amortization of deferred compensation	9	9	9	7	7	7	7	5

Total operating expenses	3,292	3,762	4,001	6,696	4,014	3,404	4,374	4,501

Operating income (loss)	945	1,143	960	(1,900)	1,086	1,148	719	166
Other income, net	544	407	267	212	216	216	191	126

Income before income taxes	1,489	1,550	1,227	(1,688)	1,302	1,364	910	292
Income tax expense (benefit)	520	541	454	(602)	469	491	346	114

Net income (loss)	$969	$1,009	$773	$(1,086)	$833	$873	$564	$178

Basic net income (loss) per share	$0.08	$0.08	$0.06	$(0.09)	$0.07	$0.07	$0.05	$0.02

Weighted average shares used in basic per share calculations	12,039	12,107	12,125	12,132	12,053	11,957	11,747	11,640

Diluted net income (loss) per share	$0.08	$0.08	$0.06	$(0.09)	$0.07	$0.07	$0.05	$0.02

Weighted average shares used in diluted per share calculations	12,065	13,378	13,274	12,132	12,801	12,749	12,372	11,805

IT infrastructure management services revenue detail:
Recurring IT infrastructure management services revenue	$6,934	$7,789	$8,069	$8,313	$8,494	$8,257	$8,813	$8,709
Nonrecurring IT infrastructure management services revenue	1,702	1,866	1,862	1,419	1,797	1,624	1,621	1,175

Total IT infrastructure management services revenue	$8,636	$9,655	$9,931	$9,732	$10,291	$9,881	$10,434	$9,884

	Three Months Ended
	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003
	(As a percentage of total revenues)
Revenues:
IT infrastructure management services	76.8%	78.6%	80.3%	78.1%	81.8%	81.6%	80.0%	78.2%
Maintenance and equipment	23.2	21.4	19.7	21.9	18.2	18.4	20.0	21.8

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Total cost of revenues	62.3	60.1	59.9	61.5	59.5	62.4	60.9	63.1

Gross profit	37.7	39.9	40.1	38.5	40.5	37.6	39.1	36.9
Operating expenses:
Development	7.1	7.4	8.1	5.9	7.1	7.1	8.0	9.6
Selling and marketing	12.5	12.7	13.6	13.8	14.5	14.0	14.3	17.0
General and administrative	9.6	10.4	10.5	12.7	10.2	7.0	11.1	9.0
Reduction in facilities capacity	—	—	—	21.2	—	—	—	—
Amortization of deferred compensation	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.0

Total operating expenses	29.3	30.6	32.3	53.7	31.9	28.2	33.5	35.6

Operating income (loss)	8.4	9.3	7.8	(15.2)	8.6	9.5	5.5	1.3
Other income, net	4.8	3.3	2.1	1.7	1.7	1.8	1.5	1.0

Income (loss) before income taxes	13.2	12.6	9.9	(13.5)	10.3	11.3	7.0	2.3

Income tax expense (benefit)	4.6	4.4	3.7	(4.8)	3.7	4.1	2.7	0.9

Net income (loss)	8.6%	8.2%	6.2%	(8.7)%	6.6%	7.2%	4.3%	1.4%

Cost of IT infrastructure management services, expressed as a percentage of IT ifrastructure management services revenues, and the cost of maintenance and equipment, expressed as a percentage of maintenance and equipment revenues, were as follows:

	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003
Cost of IT infrastructure management services	60.6%	57.3%	58.4%	59.2%	58.0%	61.3%	58.4%	60.1%
Cost of maintenance and equipment	68.1	70.1	65.9	69.7	66.2	67.3	71.3	73.7

The following table sets forth operational metrics at the end of each of the last eight quarters.

	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003
Customers	1,354	1,366	1,352	1,288	1,245	1,233	1,201	1,149
Managed devices	38,029	42,213	43,628	44,835	46,074	45,117	46,167	46,928
Average monthly recurring revenue per customer	$1,868	$1,951	$1,905	$2,077	$2,096	$2,177	$2,326	$2,447

Liquidity and capital resources

Net cash provided by operating activities was $11.6 million during fiscal year 2001, $8.1 million during fiscal year 2002 and $5.9 million during fiscal year 2003.

We used $7.8 million during fiscal year 2003 to repurchase 1.2 million shares of our common stock. We have approval from our Board of Directors to purchase up to five million shares, including those previously repurchased. Since the inception of the stock repurchase program, the Company has repurchased 4.2 million shares of its common stock at an aggregate cost of approximately $28.9 million. The extent and timing of any repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including for use in connection with the Company’s stock option plans, or may be retired.

We used $3.9 million during fiscal year 2001, $5.5 million during fiscal year 2002 and $2.2 million during fiscal year 2003 to purchase capital assets which includes leasehold improvements related to the addition of our new facility, and to purchase capital assets used in the delivery of our IT infrastructure management services. As discussed in Item 2. Facilities, we consolidated substantially all of our operations in this new facility in the quarter ending June 2002. This lease commenced in April 2001 and will expire in April 2007 if the renewal option is not exercised. We currently have no material commitments for capital expenditures. We paid $537,000 during fiscal year 2001 and $324,000 during fiscal year 2002 toward our capital lease obligations. The capital leases matured in fiscal year 2002 and therefore we made no capital lease payments in fiscal year 2003. We have no future commitments for capital leases.

As of March 31, 2003, we had $43.5 million in cash and short-term investments, $6.1 million in net accounts receivable and $46.2 million in working capital. We believe that our current cash balances, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures, stock buy back program and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

As of March 31, 2002 and March 31, 2003, the Company had federal net operating loss carryforwards of approximately $4.2 million and $1.9 million, respectively, which will expire beginning in 2004, if not utilized. The Company had alternative minimum tax credit carryforwards of approximately $245,000 and $302,000 as of March 31, 2002 and March 31, 2003, respectively, which do not expire. The Company also has foreign tax credits of $218,000 that expire beginning in 2006 if not utilized. Utilization of these net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of the net operating losses before utilization.

As of March 31, 2003, the Company has no debt or off-balance sheet debt. As of March 31, 2003, the Company has noncancelable operating lease obligations of approximately $5.6 million. At March 31, 2003, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Related Party Transactions

The consolidated balance sheets as of March 31, 2002 and 2003 include in accounts receivable a $100,000 loan to an officer of the Company. The loan is represented by a full recourse note, is payable upon default, bears interest at 4.65% per annum and is secured by a security interest in all stock options granted to the officer by the Company at any time prior to the satisfaction of the loan and all shares of the Company’s common stock issued upon the exercise of any such options.

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

Revenue Recognition

IT infrastructure management services revenues are recognized in the period services are provided by NetSolve, whether sold directly or through resellers, based upon rates established by contract. These amounts are adjusted to the extent of any reserves affecting the realization of these revenues as described below. The typical contract terms are from 24 to 36 months and provide for one-time services, consisting primarily of project implementation services at a fixed fee per customer site or device, as well as recurring services which are provided at a fixed monthly fee per customer site or device over the life of the contract. Revenues for project implementation services are recognized upon completion of the assignment or service, and recurring revenues are recognized on a monthly basis as the services are performed. Revenue from software licensing arrangements is deferred and amortized on a straight-line basis over the licensing agreement’s term. Revenue from software royalty fees are based on a flat fee per device and are recognized monthly. Equipment revenues are recognized in the period the equipment is shipped to the customer. Equipment revenues from assets leased by the Company’s lease financing subsidiary are recognized upon the sale of the equipment and the related lease to a third-party lessor on a nonrecourse basis following installation of the equipment. Other revenues, which consist primarily of equipment maintenance services, are recognized in the period services are provided.

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

Availability Reserve

The Company’s remote IT infrastructure management services for WANs typically include a guarantee providing end-to-end network availability for at least 99.5% of the time in any given month. In the event the guaranteed availability is not achieved, the Company generally is obligated to refund its WAN management fees for that month. The Company provides a reserve based on the estimated costs of these refunds. Historically, guarantee payments have not been significant.

Recent Pronouncements

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). Statement 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under Issue 94-3, a liability for an exit cost is recognized when a company commits to an exit plan. Statement 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, Statement 146 may affect the timing and amount of recognizing restructuring costs. The Company will adopt the provisions of Statement 146 for any restructuring activities initiated after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“Statement 148”). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. This Annual Report complies with the requirements of Statement 148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (Issue 00-21). Issue 00-21 sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. The Company is required to adopt Issue 00-21 beginning November 1, 2003. We are currently assessing the impact of Issue 00-21 on our consolidated financial statements.

Risk Factors

We may be unable to operate profitably in the future.

We may not operate profitably. Our ability to operate profitably in the future depends, among other things on our ability to implement our business strategy, which includes broadening our service and channel partner bases, and on increasing sales of our services while maintaining sufficient gross profit margins. We must, among other things:

•	maintain satisfactory relationships with existing resellers and network equipment manufacturers;

•	establish relationships with additional channel partners for the resale of our services;

•	develop and sell other IT infrastructure management services;

•	renew the Frame Relay Plus agreement with AT&T beyond the ordering period that currently expires in June of 2003;

•	replace the revenue under the AT&T Managed Router Service orders that will be transitioned to an internal AT&T operating unit in July 2003;

•	maintain and develop a sales and marketing organization that can effectively promote the sale of our services to existing and new customers at consistently sufficient levels;

•	develop new service offerings which effectively meet our customers’ needs and support and utilize ever-evolving technologic advancements;

•	develop software to make our principal existing service, ProWatch for WANs, as well as other services as they achieve larger volumes, more efficient and economical; and

•	maintain reliable, uninterrupted service from our network management center 24 hours per day, seven days per week.

Our revenues will decline significantly and our business will be adversely affected if AT&T discontinues, or materially reduces, sales of our services, and we are not successful in replacing such sales.

Sales to AT&T, which resells our services to its customers, accounted for 61% of our total revenues in fiscal year 2002 and 52% in fiscal year 2003. In February of 2003, we were notified by AT&T of its intention to exercise its right to terminate and transition all existing Managed Router Service orders beginning July 1, 2003, which will start an eight-month transition period under this agreement. Managed Router Service revenue under this agreement accounted for approximately 27% of recurring network management services revenues in fiscal year 2002 (16% in fiscal year 2003) and 34% of total revenues in fiscal year 2002 (22% in fiscal year 2003). Although we anticipate being able to replace this business over time, the termination of this agreement will result in diminished prospects for growth in revenues in the short-term. Furthermore, we cannot be sure that we will be successful in our sales and marketing efforts to replace this business, or that AT&T will continue its remaining business with us.

Our Frame Relay Plus and Home Depot agreements with AT&T are not exclusive arrangements. We cannot assure that AT&T will continue to sell our services to existing or additional AT&T customers or continue to utilize our services following the expiration of the service terms set forth in our agreements with AT&T, and a further reduction in our AT&T business from any cause would result in diminished revenues for an extended period of time as we attempted to replace that business.

Our quarterly results may fluctuate and cause the price of our common stock to fall.

Our revenues and results of operations are difficult to predict and may fluctuate significantly from quarter to quarter. If either our revenues or results of operations fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically.

Our revenues are difficult to forecast and may fluctuate for a number of reasons:

•	the market for IT infrastructure management services is relatively new, and we have no reliable means to assess overall customer demand;

•	we derive a majority of our revenues from AT&T and other resellers, and our revenues therefore depend significantly on the willingness and ability of AT&T and those other resellers to sell our services to their customers;

•	we may not be able to renew or retain existing end user and reseller relationships;

•	we may not be able to attract additional resellers to market our services as expected;

•	we expect to continue encouraging end users to purchase equipment and equipment maintenance services from other sources; therefore, we anticipate that our revenues from equipment hardware and maintenance resales will continue to decline as we seek to manage our mix of revenues;

•	we may not add new end users as rapidly as we expect;

•	we may lose existing end users as the result of competition, problems with our services or, in the case of end users who are customers of our resellers, problems with the reseller’s services or an unwillingness by our resellers to renew their agreements with us; and

•	we may not be able to develop new or improved services as rapidly as they are needed.

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

Our long-term viability depends significantly upon the acceptance and use of IT infrastructure management services. The market for remote network management services is rapidly evolving. This market environment makes it more difficult to determine the size and growth of the market and to predict how this market will develop. Changes in technology, the availability of qualified information technology professionals and other factors that make internal IT infrastructure management more cost-effective than remote IT infrastructure management would adversely affect the market for our services. We may also incur fixed costs associated with new services which could lower our earnings if the sales of these services fail to meet our expectations. Our business may be seriously damaged if this market fails to grow, grows more slowly than we expect or develops in some way that is different from our expectations.

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

Our strategy of selling our services primarily through resellers may result in our having weaker relationships with the end users of our services. This may inhibit our ability to gather customer feedback that helps us improve our services, develop new services and monitor customer satisfaction. We may also lose brand identification and brand loyalty, since our services may be identified by private label names or may be marketed differently by our resellers. A failure by any of our resellers to provide their customers with satisfactory products, services or customer support could injure our reputation and seriously damage our business. Our agreements with these resellers may limit our ability to sell our services directly to the resellers’ customers in the future. If our resellers do not compete successfully against their competitors, we will typically lose such sales opportunities to those competitors.

Any material decrease in sales of our WAN management services will significantly reduce our total revenues and adversely affect our business.

Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 87% of our recurring network management services revenues in fiscal year 2003. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate a significant portion of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services and our ability to introduce enhanced versions of these services that make these services more efficient and economical.

Our failure to develop and sell additional services could impair our financial results and adversely affect our business.

Our future financial performance will depend in part on our ability to develop, introduce and sell new and enhanced IT infrastructure management services other than WAN management services, including services that:

•	address the increasingly sophisticated needs of current and prospective end users; and

•	respond on a timely and cost-effective basis to technological advances and emerging industry standards and protocols.

Although we have developed new services, such as IT infrastructure management services for local area networks, or LANs, network security services and IP Telephony, we have not derived significant revenues from these services to date. We cannot be sure that we will be successful selling these services or developing additional services on time or on budget. The development of new services is a complex and uncertain process. The rapidly evolving market for remote IT infrastructure management services makes it difficult to determine whether a market will develop for any particular IT infrastructure management service. If we succeed in increasing the percentage of our revenues that is derived from resellers, we may have weaker relationships with the end users of our services, making it even more difficult for us to identify services acceptable to our target market. We cannot assure that future technological or industry developments will be compatible with our business strategy or that we will be successful in responding to these changes in a timely or cost-effective manner. Our failure to develop and sell services other than WAN management services could seriously damage our business.

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

We have made a number of changes in our management team in the last year, and our business will be harmed if our new management team is unable to implement our strategy.

During 2003, we made several changes and additions to our management team, including a new chief executive officer, and new leaders over our marketing, sales, development, program management and human resources areas. We believe that the individuals now comprising our management team bring experience to help us create, implement and drive our business strategy, and add breadth and depth of capability to our organization. While each new member of our management team has demonstrated capabilities in previous positions at other organizations, they are new to NetSolve. Our business could be harmed and we may not be successful in meeting our goals if our management team, individually or collectively, is not able to meet expectations.

In order to support our business, we must continue to hire information technology professionals, who are in short supply.

We derive all of our revenues from IT infrastructure management services and related resales of equipment. These services can be extremely complex, and in general only highly qualified, highly trained information technology, or IT, professionals have the skills necessary to develop and provide these services. In order to continue to support our current and future business, we need to attract, motivate and retain a significant number of qualified IT professionals. Qualified IT professionals are in short supply, and we face significant competition for these professionals, from not only our competitors but also our end users, marketing partners and other companies throughout the network services industry. Other employers may offer IT professionals significantly greater compensation and benefits or more attractive career paths or geographic locations than we are able to offer. Any failure on our part to hire, train and retain a sufficient number of qualified IT professionals would seriously damage our business.

We could incur significant costs if we are unable to retain our information technology professionals.

Because of the limited availability of highly qualified, highly trained IT professionals, we seek to hire persons who have obtained college bachelor’s degrees and then train those persons to provide our services. As a result, we invest a significant amount of time and money in training these new employees before they begin to support our business. We do not enter into employment agreements requiring these employees to continue in our employment for any period of time. Departures of trained employees could limit our ability to generate revenues and would require us to incur additional costs in training new employees.

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

If the market for outsourced IT infrastructure management services grows as we expect, we believe this market will become highly competitive. Competition is likely to increase significantly as new IT infrastructure management services companies enter the market and current competitors expand their service and product lines. Many of these potential competitors are likely to enjoy substantial competitive advantages, as do some of our current competitors, including:

•	larger technical staffs;

•	more established sales channels;

•	more software development experience;

•	greater name recognition; and

•	substantially greater financial, marketing, technical and other resources.

If our operations are interrupted, we may lose customers and revenues.

We must be able to operate our network management infrastructure 24 hours a day, 365 days a year without interruption. If our operations are interrupted, we may lose customers and revenues. All of our IT infrastructure management services are provided remotely from our network management center, which is located at a single site in Austin, Texas. We currently have a geographically separate disaster recovery location with redundant systems. However, in order to operate without undue risk of interruption, we must guard against:

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

As part of our strategy, we have elected to support only selected providers of network equipment and carrier services. For example, we support routers manufactured by 3Com, Bay/Nortel and Cisco, but not by other equipment providers. Our services cannot be used by companies with networking equipment and carrier services that we do not support. Our business would be seriously damaged if, in the future, the networking equipment manufacturers and carrier services that we support were not the predominant providers to our target market or if their equipment or services became unavailable or significantly more expensive. Technological advances that make obsolete any of the networking equipment and carrier services that we support, or that offer significant economic or functional advantages over the equipment and services, also could limit or reduce our revenues or could force us to incur significant costs attempting to support other networking equipment and carrier services.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

NetSolve, Incorporated

We have audited the accompanying consolidated balance sheets of NetSolve, Incorporated as of March 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSolve, Incorporated, at March 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Austin, Texas

April 15, 2003

NETSOLVE, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$47,160	$28,073
Short-term investments	—	15,431
Restricted cash	349	354
Accounts receivable, net of allowance for doubtful accounts of $608 at March 31, 2002 and $130 at March 31, 2003	6,169	6,061
Prepaid expenses and other assets	1,586	1,883
Deferred tax assets	2,082	1,487

Total current assets	57,346	53,289

Property and Equipment:
Computer equipment and software	10,337	11,466
Furniture, fixtures and leasehold improvements	5,316	5,073
Other equipment	410	373

	16,063	16,912
Less accumulated depreciation and amortization	(8,094)	(10,690)

Net property and equipment	7,969	6,222

Deferred tax assets, net of current portion	1,962	1,375
Other assets	492	104

Total assets	$67,769	$60,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$959	$1,839
Accrued liabilities	3,872	3,098
Future rentals for idle facility	1,602	1,138
Deferred revenue	1,055	1,055

Total current liabilities	7,488	7,130

Deferred revenue, net of current portion	891	247
Future rentals for idle facility, net of current portion	1,048	—

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized at March 31, 2002 and March 31, 2003; 15,063,591 issued and 12,133,275 outstanding at March 31, 2002 and 15,613,690 issued and 11,455,204 outstanding at March 31, 2003	150	156
Additional paid-in capital	81,110	81,732
Treasury stock	(21,059)	(28,891)
Deferred compensation	(27)	—
Retained earnings (accumulated deficit)	(1,832)	616

Total stockholders’ equity	58,342	53,613

Total liabilities and stockholders’ equity	$67,769	$60,990

See accompanying notes.

NETSOLVE, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2001	2002	2003
Revenues:
IT infrastructure management services	$33,032	$37,954	$40,490
Maintenance and equipment	13,420	10,411	9,878

Total revenues	46,452	48,365	50,368

Costs of revenues:
IT infrastructure management services	19,311	22,333	24,051
Maintenance and equipment	9,536	7,133	6,904

Total costs of revenues	28,847	29,466	30,955

Gross profits:
IT infrastructure management services	13,721	15,621	16,439
Maintenance and equipment	3,884	3,278	2,974

Total gross profits	17,605	18,899	19,413

Operating expenses:
Development	3,169	3,452	4,009
Selling and marketing	6,149	6,377	7,533
General and administrative	3,559	5,238	4,725
Reduction in facilities capacity	—	2,650	—
Amortization of deferred compensation	58	34	27

Total operating expenses	12,935	17,751	16,294

Operating income	4,670	1,148	3,119

Other income (expense):
Interest income	3,319	1,405	726
Interest expense	(53)	(10)	(1)
Other, net	19	35	24

Total other income	3,285	1,430	749

Income before income taxes	7,955	2,578	3,868
Income tax expense	2,944	913	1,420

Net income	$5,011	$1,665	$2,448

Basic net income per share	$0.37	$0.14	$0.21
Weighted average shares used in basic per share calculation	13,502	12,101	11,879

Diluted net income per share	$0.34	$0.13	$0.20
Weighted average shares used in diluted per share calculation	14,539	13,160	12,435

See accompanying notes.

NETSOLVE, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2000	14,485,586	$145	$77,578	$—	$(257)	$(8,508)	$68,958
Exercise of common stock options and warrants	380,732	3	801	—	—	—	804
Deferred compensation	—	—	(130)	—	130	—	—
Tax benefit from exercise of stock options	—	—	2,325	—	—	—	2,325
Amortization of deferred compensation	—	—	—	—	58	—	58
Common stock repurchased	(2,795,316)	—	—	(20,179)	—	—	(20,179)
Net income	—	—	—	—	—	5,011	5,011

Balance, March 31, 2001	12,071,002	148	80,574	(20,179)	(69)	(3,497)	56,977
Exercise of common stock options and warrants	197,273	2	364	—	—	—	366
Deferred compensation	—	—	(8)	—	8	—	—
Tax benefit from exercise of stock options	—	—	180	—	—	—	180
Amortization of deferred compensation	—	—	—	—	34	—	34
Common stock repurchased	(135,000)			(880)			(880)
Net income	—	—	—	—	—	1,665	1,665

Balance, March 31, 2002	12,133,275	150	81,110	(21,059)	(27)	(1,832)	58,342

Exercise of common stock options and warrants	550,099	6	435	—	—	—	441
Issuance of warrants			56				56
Tax benefit from exercise of stock options	—	—	131	—	—	—	131
Amortization of deferred compensation	—	—	—	—	27	—	27
Common stock repurchased	(1,228,170)			(7,832)			(7,832)
Net income	—	—	—	—	—	2,448	2,448

Balance, March 31, 2003	11,455,204	$156	$81,732	$(28,891)	$—	$616	$53,613

See accompanying notes.

NETSOLVE, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2001	2002	2003
Cash flows from operating activities:
Net income	$5,011	$1,665	$2,448

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,342	3,346	3,732
Amortization of deferred compensation	58	34	27
Loss on disposition of property and equipment	4	2	185
Deferred tax assets	2,685	763	1,313
Change in assets and liabilities:
Reduction in future rentals for idle facility	—	2,650	(1,512)
Accounts receivable, net	900	(2,048)	108
Prepaid expenses and other assets	(203)	363	91
Accounts payable	(1,220)	(129)	880
Accrued liabilities	1,203	507	(718)
Deferred revenue	847	961	(644)

Net cash provided by operating activities	11,627	8,114	5,910

Cash flows from investing activities:
Purchases of short-term investments	—	—	(56,595)
Sales of short-term investments		—	41,164
Transfer of funds from (to) restricted cash	395	(43)	(5)
Purchases of property and equipment	(3,884)	(5,484)	(2,182)
Proceeds from the sale of property and equipment	—		12

Net cash used in investing activities	(3,489)	(5,527)	(17,606)

Cash flows from financing activities:
Repurchase of common stock	(20,179)	(880)	(7,832)
Payments under capital lease obligations	(537)	(324)	—
Proceeds from exercise of common stock options and warrants	804	366	441

Net cash used in financing activities	(19,912)	(838)	(7,391)

Net change in cash and cash equivalents	(11,774)	1,749	(19,087)
Cash and cash equivalents, beginning of period	57,185	45,411	47,160

Cash and cash equivalents, end of period	$45,411	$47,160	$28,073

Supplemental disclosure of cash flow information:
Cash paid for interest	$53	$10	$—

Income taxes paid	$278	$35	$170

Non-cash transactions:
Issuance of warrants	$—	$—	$56

See accompanying notes.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

1. Organization and Description of the Company

NetSolve, Incorporated, a Delaware corporation, (the “Company”) engages in the business of providing information technology (IT) infrastructure management services. These services include network configuration and design, installation and implementation coordination, fault diagnosis and resolution, and ongoing IT infrastructure management. The Company also resells CPE maintenance contracts and data network equipment manufactured by selected leading suppliers of these products. The Company also licenses its software in other countries. The Company’s IT infrastructure management services are designed to allow its customers to selectively outsource IT infrastructure management in order to simplify the timely migration to new technologies, increase network reliability, performance and security while reducing overall IT infrastructure operating costs.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. The Company’s assets are currently depreciated over periods ranging from three to seven years. Leasehold improvements are amortized over the life of the related lease or assets, whichever is shorter. Amortization of assets recorded under capital leases is included in depreciation expense.

The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired or liabilities assumed, both purchased in the normal course of business and acquired through business combinations, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), warrant adjustments to such carrying amounts. As of March 31, 2003, management has evaluated property and equipment and believes there is no impairment of assets.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options because, as discussed in Note 5, the alternative fair value accounting provided for under SFAS 123, Accounting for Stock-Based Compensation, , requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the price the employee must pay to acquire the stock.

Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for options granted prior to the Company’s initial filing on Form S-1 dated October 15, 1998 was estimated as of the date of grant using an option pricing model with weighted-average risk free interest rates for 2001, 2002 and 2003 of 5.98%, 3.91% and 2.70%, respectively; no dividends; and a weighted-average expected life of the option of five years for options granted before the Company’s initial public offering and four years for options granted subsequent to the Company’s initial public offering. The fair value for options granted subsequent to the Company’s initial filing date was established as of the date of grant using the Black-Scholes pricing model with a volatility of 40% for options granted subsequent to the initial filing date but prior to our initial public offering and a volatility of 85% for options granted subsequent to the initial public offering. A volatility of 62.5% was used for options granted during fiscal year 2003.

The minimum value option valuation model with a near zero volatility results in an option value similar to the option value that would result from using the Black-Scholes option valuation model with a near zero volatility. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, option valuation models in general require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The impact on the pro forma results which follow may not be representative of compensation expense in future periods when the effect of the amortization of multiple awards may be reflected in the amounts. The Company’s pro forma net loss from continuing operations (net of income taxes) and pro forma basic and diluted net loss per share follows (in thousands, except per share data):

	Year ended March 31,
	2001	2002	2003
Reported net income	$5,011	$1,665	$2,448
Total stock based employee compensation expense included in the determination of net loss as reported, net of related tax effects	—	—	—
Total stock based employee compensation expense determined under the fair value method for all awards, net of related tax	(2,009)	(2,667)	(2,609)

Pro forma net income (loss) from continuing operations (in thousands)	$3,002	$(1,002)	$(161)

Basic net income (loss) per share:
Reported net income per share	$0.37	$.14	$.21
Pro forma basic net income (loss) per share	$0.22	$(.08)	$(.01)

Diluted net income (loss) per share:
Reported net income per share	$0.34	$.13	$.20
Pro forma diluted net income (loss) per share	$0.21	$(.08)	$(.01)

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

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

A reconciliation of the numerators and denominators used in computing per share net income (loss) from continuing operations is as follows (in thousands):

	Year ended March 31,
	2001	2002	2003
Numerator:
Net income	$5,011	$1,665	$2,448

Denominator:
Denominator for basic net income per share from continuing operations—weighted average common stock outstanding	13,502	12,101	11,879
Dilutive common stock equivalents—common stock options and warrants	1,037	1,059	556

Denominator for diluted net income per share—weighted average common stock outstanding and dilutive common stock equivalents .	14,539	13,160	12,435

Revenue Recognition

IT infrastructure management services revenues are recognized in the period services are provided by NetSolve, whether sold directly or through resellers, based upon rates established by contract net of any availability credits. The typical contract terms are from 24 to 36 months and provide for one-time services, consisting primarily of project implementation services at a fixed fee per customer site or device, as well as recurring services which are provided at a fixed monthly fee per customer site or device over the life of the contract. Revenues for project implementation services are recognized upon completion of the implementation of the site, and recurring revenues are recognized on a monthly basis as the services are performed. Revenue from software licensing arrangements is deferred and amortized on a straight-line basis over the licensing agreement’s term because no vendor specific objective evidence has been established for the license. Revenue from software royalty fees are based on a flat fee per device and are recognized monthly. Equipment revenues are recognized in the period the equipment is shipped to the customer. Equipment revenues from assets leased by the Company’s lease financing subsidiary are recognized upon the sale of the equipment and the related lease to a third-party lessor on a nonrecourse basis following installation of the equipment. Other revenues, which consist primarily of equipment maintenance services, are recognized in the period services are provided. The Company’s remote IT infrastructure management services for WANs typically include a guarantee providing end-to-end network availability for at least 99.5% of the time in any given month. In the event the guaranteed availability is not achieved, the Company generally is obligated to refund its WAN management fees for that month. The Company provides a reserve based on the estimated costs of these refunds. Historically, guarantee payments have not been significant.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for the years ended March 31, 2001, 2002 and 2003 were approximately $1.1 million, $659,000 and $194,000, respectively.

Development

Expenditures for development are expensed as incurred.

Cash and Cash Equivalents

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Short Term Investments

The Company has short-term investments in commercial paper, repurchase agreements, US government and agency obligations, and corporate bonds. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk as defined by SFAS 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of cash and cash equivalents (including restricted cash), investments and accounts receivable. The Company places its temporary cash investments with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company performs credit evaluations of its customers’ financial condition when management deems it appropriate and generally requires no collateral from its customers. Concentrations of credit risk with respect to accounts receivable are generally limited due to the creditworthiness of the customers. Accounts receivable from AT&T represented 60% and 53% of the outstanding accounts receivable balance at March 31, 2002 and 2003, respectively.

In February of 2003, we were notified by AT&T of its intention to exercise its right under the agreement for Managed Router Service to terminate and transition all existing Managed Router Service orders beginning July 1, 2003, which will start an eight-month transition period under this agreement. Under the terms of the agreement, during each month of the ramp-down period, AT&T may transition no more than 12.5% of the existing sites away from NetSolve. After the eight-month ramp-down, NetSolve may continue to provide Managed Router Services to AT&T customers only if mutually agreed between NetSolve and AT&T. In addition to the cancellation by AT&T of all orders for Managed Router Service, AT&T may cancel individual orders upon 30 days notice under certain circumstances. Managed Router Service revenue under this agreement accounted for approximately 27% of recurring IT infrastructure management services revenues in fiscal year 2002, and 16% in fiscal year 2003; and 34% of total revenues in fiscal year 2002, and 22% in fiscal year 2003.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

The following table summarizes the changes in the allowance for doubtful accounts for 2001, 2002 and 2003 (in thousands):

Balance at March 31, 2000	$625
Additions charged to costs and expenses	11
Write-off of uncollectible accounts	(23)

Balance at March 31, 2001	613
Additions charged to costs and expenses	5
Write-off of uncollectible accounts	(10)

Balance at March 31, 2002	608

Additions charged to costs and expenses	7
Write-off of uncollectible accounts	(485)

Balance at March 31, 2003	$130

Concentrations of Revenues

Revenues from AT&T accounted for 69%, 61% and 52% of the Company’s net revenues for the years ended March 31, 2001, 2002, and 2003, respectively. The Company currently is providing multiple services to AT&T under three primary reseller agreements.

Recent Pronouncements

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). Statement 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under Issue 94-3, a liability for an exit cost is recognized when a company commits to an exit plan. Statement 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, Statement 146 may affect the timing and amount of recognizing restructuring costs. The Company will adopt the provisions of Statement 146 for any restructuring activities initiated after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“Statement 148”). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. This Annual Report complies with the requirements of Statement 148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a material impact on the Company’s consolidated financial statements.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (Issue 00-21). Issue 00-21 sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. The Company is required to adopt Issue 00-21 beginning November 1, 2003. We are currently assessing the impact of Issue 00-21 on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

3. Stockholders’ Equity

Stockholder Repurchase Rights

The Company has entered into stock option agreements with all employees and consultants who have received grants of options pursuant to the Company’s stock option plans. These agreements generally grant the Company certain repurchase rights with respect to common stock purchased by the stockholders. The percentage of shares subject to repurchase generally decreases by 25% on the first anniversary of the granting of a stock option and quarterly (at 6.25% per quarter) thereafter. The Company’s repurchase rights are exercisable upon termination of employment of the employee or consultant. At March 31, 2003, total outstanding options subject to repurchase rights were 1,782,988.

Stock Option Plans

In November 1988, the Company adopted a stock option plan (“1988 Plan”) providing for the granting of options to purchase shares of the Company’s common stock to key employees, directors, officers and consultants as designated by the Company’s Board of Directors. The plan expired with respect to the granting of new options in October 1998. The Plan provided for the issuance of both Incentive Stock Options (“ISOs”) as well as options not qualifying as ISOs within the meaning of the Internal Revenue Code of 1986, as amended. Under the terms of the 1988 Plan, the option price per share of ISOs must not have been less than 100% of the fair market value of the Company’s common stock per share at date of grant. Options were granted with a term of 10 years and were immediately exercisable subject to the Company’s repurchase rights discussed above. Shares acquired pursuant to the exercise of options are subject to certain vesting and repurchase requirements as set forth above.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

In July 1997, the Company adopted a long-term incentive compensation plan (“LTICP”). The LTICP is a comprehensive, stock-based incentive compensation plan, providing for discretionary awards of ISOs, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, bonus stock and other stock-based awards. All awards are made in, or based on the value of, the Company’s common stock. The plan is administered by the Compensation Committee of the Company’s Board of Directors, which consists entirely of outside directors, and as a matter of practice, option grants under the LTICP have been approved by the Board of Directors. Regular, full-time employees of the Company, as well as directors of, and consultants to, the Company are eligible to participate in, and receive awards under the LTICP. Originally, the maximum number of shares of common stock for which awards could be granted under the LTICP was 1,350,000. On July 11, 2000, the stockholders approved an amendment to the LTICP to increase the total number of shares of common stock authorized for issuance thereunder from 1,350,000 to 4,350,000 (an increase of 3,000,000). At that time, the stockholders also reapproved the plan as required under Section 162(m) of the Internal Revenue Code. The price payable upon exercise of an option which is intended to constitute an incentive stock option may not be less than 100% of the fair market value of the common stock at the time of grant.

At March 31, 2003 the Company had reserved 4,426,015 shares of common stock for issuance upon exercise of all options.

A summary of the Company’s stock option activity under the Plan(s) and related information follows. Since options under the Plan(s) are immediately exercisable, outstanding exercisable options at the end of the period are shown both in total and for vested amounts which would not be subject to repurchase if exercised:

	March 31, 2001		March 31, 2002		March 31, 2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding—beginning of period	2,423,519	$6.78	2,833,260	$9.27	3,217,496	$9.59
Granted	1,227,330	14.05	729,893	10.40	1,127,309	7.90
Exercised	(373,034)	2.14	(169,944)	2.15	(550,099)	0.80
Canceled	(444,555)	15.00	(175,713)	14.63	(364,133)	13.82

Outstanding and exercisable—end of period—total	2,833,260	$9.27	3,217,496	$9.59	3,430,573	$10.00

Outstanding and exercisable—end of period—vested	1,254,481	$3.79	1,642,480	$3.73	1,647,585	$5.06

Weighted-average fair value of options granted during the period		$9.66		$6.33		$3.29

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

Exercise prices for options outstanding at March 31, 2003 are as follows:

Exercise Price Range	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$0.20-$0.30	7,850	$ 0.28	2.0
$0.50-$0.50	1,250	0.50	2.3
$1.20-$1.20	36,000	1.20	2.5
$1.90-$2.80	194,373	2.21	3.8
$5.88-$8.50	2,163,466	6.99	7.9
$9.00-$12.85	547,586	10.77	7.7
$13.56-$19.13	113,706	18.14	6.5
$25.13-$33.25	366,342	29.39	6.4

$0.20-$33.25	3,430,573	$10.00	7.4

Shareholder Rights Plan

In February 2003, the Board of Directors adopted a shareholder rights plan pursuant to which holders of record on February 28, 2003, were granted rights (“Rights”) to purchase one one-thousandth (1/1000) of a share of the Company’s newly created Series A Preferred Stock at a price of $50.00 per share upon certain events.

Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 15% of the Company’s then outstanding Common Stock (or 20% in the case of a person or entity owning more than 15% on February 5, 2003), the Rights become exercisable for Common Stock having a value equal to two times the exercise price of the Right, or effectively at one-half the Company’s then current Common Stock price. The Rights are redeemable by the Company at a price of $0.001 per Right and will expire, unless earlier redeemed, on February 5, 2013.

Deferred Compensation

The Company recorded gross deferred compensation of approximately $322,000 in fiscal year 2000. The amount recorded represents the difference between the grant price and the deemed fair market value of the Company’s common stock for shares subject to options granted in fiscal year 2000. In fiscal year 2000, 321,960 shares were granted below fair market value and the exercise price and deemed fair values were $9.00 and $10.00, respectively. The deferred compensation is amortized over the vesting period of each respective option, generally four years. The Company reduced the gross deferred compensation by $130,000 and $8,000 in fiscal year 2001 and 2002, respectively. These amounts represent options that were cancelled as a result of employees leaving the Company before the four year vesting was complete. There was no reduction in fiscal year 2003. Approximately $58,000, $34,000 and $27,000 was recorded as compensation expense in fiscal year 2001, 2002 and 2003, respectively. The Company had amortized all of the deferred compensation at March 31, 2003.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

Warrants

The Company issued warrants in September 2002 to purchase up to 30,000 shares of common stock in connection with recruiting services performed. These warrants are exercisable at a price of $7.07 per share and expire in September 2007.

5. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows (in thousands):

	March 31,
	2001	2002	2003
Deferred tax assets:
Tax carryforwards	$3,370	$1,874	$1,172
Depreciable assets	107	202	269
Accruals, reserves and other	1,150	1,968	1,465

Gross deferred tax assets	4,627	4,044	2,906
Valuation allowance	—	—	(44)

Net deferred taxes	$4,627	$4,044	$2,862

The valuation allowance increased by approximately $44,000 during fiscal year 2003. The increase was due to uncertainties regarding the future realization of foreign tax credits.

As of March 31, 2002 and March 31, 2003, the Company had federal net operating loss carryforwards of approximately $4.2 million and $1.9 million, respectively, which will expire beginning in 2004, if not utilized. The Company had alternative minimum tax credit carryforwards of $245,000 and $302,000 as of March 31, 2002 and March 31, 2003, respectively, which do not expire. The Company also has foreign tax credits of $218,000 that expire beginning in 2006 if not utilized. Utilization of these net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the expense for income taxes attributable to continuing operations are as follows (in thousands):

	Year ended March 31,
	2001	2002	2003
Current	$197	$150	$107
Deferred	2,747	763	1,313

	$2,944	$913	$1,420

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

Income tax expense is included in the financial statements as follows (in thousands):

	Year ended March 31,
	2001	2002	2003
Continuing operations	$2,944	$913	$1,420
Stock option benefit credited to Equity	(2,325)	(180)	(131)

	$619	$733	$1,289

The Company’s expense for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year ended March 31,
	2001	2002	2003
Federal statutory rate	34.0%	34.0%	34.0%
Increase in valuation allowance	—	—	1.1
Permanent items and other	3.0	1.4	1.6

Total expense	37.0%	35.4%	36.7%

6. Defined Contribution Plan

The Company has a 401(k) plan for all employees who have reached age 18 and completed certain service requirements. Employer contributions may be made by the Company at the discretion of the Board of Directors. No such employer contributions have been made to date.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

7. Commitments and Contingencies

The Company leases equipment and office space under noncancelable operating leases. Payments for rent for the years ended March 31, 2001, 2002 and 2003 were approximately $1,778,000, $2,800,000 and $3,324,000, respectively. Rent expense was $2,149,000 in fiscal year 2003 excluding payments for an idle facility. Future minimum lease payments under these leases as of March 31, 2003 are as follows (in thousands):

Year ended March 31,
2004	$2,145
2005	1,102
2006	1,112
2007	1,151
2008	96
Thereafter	—

Total minimum lease payments	$5,606

Of the $5.6 million of future minimum lease payments, $1.0 million relates to an idle facility. All future costs of this facility were charged to operating costs in fiscal year 2002; therefore, there are no charges to expense after fiscal year 2002.

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

In December 2001, the Company and certain of its officers and directors, as well as the underwriters of our initial public offering (“IPO”) and hundreds of other companies (“Issuers”), directors and officers and IPO underwriters, were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption In re Initial Public Offering Securities Litigation, Case No. 91 MC 92. In the amended complaint, the plaintiffs allege that the Company, certain of our officers and directors and its IPO underwriters violated section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

In October 2002, the parties agreed to toll the statute of limitations with respect to the Company’s officers and directors until September 30, 2003, and on the basis of this agreement, our officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against the Company and almost all of the other Issuers, and granting the motion to dismiss the Section 10(b) claims against NetSolve without leave to amend. Both the plaintiffs and underwriters have proposed tentative settlement offers; however, it is not feasible to predict or determine the final outcome of this proceeding, and if the outcome were to be unfavorable, the Company’s business, financial condition, cash flow and results of operations could be materially adversely affected.

8. Restricted Cash

At March 31, 2003, the Company had outstanding irrevocable letters of credit totaling $354,000 in favor of a lessor under a property lease. This letter of credit is collateralized by a certificate of deposit.

9. Related Party Transactions

The consolidated balance sheets as of March 31, 2002 and 2003, include in accounts receivable a $100,000 loan to an officer of the Company made in August 2000. The loan is represented by a full recourse note, is payable upon default, bears interest at 4.65% per annum and is secured by a security interest in all stock options granted to the officer by the Company at any time prior to the satisfaction of the loan and all shares of the Company’s common stock issued upon the exercise of any such options.

10. Equity Compensation Plan Information

(As of March 31, 2003)

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans*
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,430,573	$10.00	995,442
Equity compensation plans not approved by security holders	None	None	None
Total	3,430,573	$10.00	995,442

*Does not include securities reflected in column (a)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled Election of Directors and the subsection entitled Section 16(a) Beneficial Ownership Reporting Compliance of our definitive Proxy Statement pursuant to Regulation 14A for our 2003 Annual Meeting of Stockholders to be held July 16, 2003, and to be filed not later than 120 days subsequent to March 31, 2003, are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the additional information with respect to our executive officers is found at the end of Part I of this report under the heading Executive Officers of the Registrant.

Item 11. EXECUTIVE COMPENSATION

The subsection entitled The Board of Directors — Director Compensation and the section entitled Executive Compensation of our definitive Proxy Statement pursuant to Regulation 14A for our 2003 Annual Meeting of Stockholders to be held July 16, 2003, and to be filed not later than 120 days subsequent to March 31, 2003, are incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled Security Ownership of Certain Beneficial Owners and Management of our definitive Proxy Statement pursuant to Regulation 14A for our 2003 Annual Meeting of Stockholders to be held July 16, 2003, and to be filed not later than 120 days subsequent to March 31, 2003, is incorporated herein by reference.

The following table contains information relating to NetSolve compensation plans under which equity securities of NetSolve were authorized for issuance during the last fiscal year. This information is as of March 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans*
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,430,573	$10.00	995,442
Equity compensation plans not approved by security holders	None	None	None
Total	3,430,573	$10.00	995,442

*Does not include securities reflected in column (a)

Item	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption Certain Relationships and Related Transactions—Loan to Robert W. Kujawski contained in our definitive Proxy Statement pursuant to Regulation 14A for our 2003 Annual Meeting of Stockholders to be held July 16, 2003, and to be filed not later than 120 days subsequent to March 31, 2003, is incorporated herein by reference.

Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

See Index to Consolidated Financial Statements on page 34.

The consolidated financial statement schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended March 31, 2003.

	Previously Filed*
Exhibits	With File Number	As Exhibit	Description
3.1*	333-65691	3.3	Restated Certificate of Incorporation of NetSolve, as filed.
3.2*	333-65691	3.4	Bylaws of NetSolve.
4.1*	Amdt. No. 1 to 333-65691	4.1	Specimen Form of Common Stock Certificate of NetSolve.
4.2*	0-24983	4

Rights Agreement dated as of February 5, 2003 between NetSolve and the American Stock Transfer & Trust Co., which includes as Exhibit “A” thereto the form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock, Exhibit “B” thereto the form of Rights Certificate, and Exhibit “C” thereto to Summary of Rights Plan adopted by Netsolve.

10.1*	Amdt. No.1 to 333-65691	10.1	Contract Services Agreement between AT&T Corp. and NetSolve, dated December 21, 1995, together with amendments relating thereto.+
10.2*	333-65691	10.2	Lease between CarrAmerica Realty, L.P., t/a Riata Corporate Park, as Landlord, and NetSolve, as Tenant, dated as of September 30, 1997, relating to Riata Corporate Park.
10.3*	Amdt. No. 1 to 333-65691	10.7	Form of Indemnification Agreement.
10.4*	333-65691	10.8	1988 Stock Option Plan, as amended.
10.5*	Amdt. No. 1 to 333-65691	10.9	Amended and Restated Long-Term Incentive Compensation Plan.
10.6*	333-65691	10.10	Form of Proprietary Information and Inventions Agreement entered into between NetSolve and each officer.

10.7*	333-65691	10.11	Offer Letter from NetSolve to Craig S. Tysdal, dated August 12, 1993.
10.8*	Amdt. No. 1 to 333-65691	10.17	Form of Stock Option Agreement with Directors.
10.9*	Amdt. No. 1 to 333-65691	10.18	Form of Shareholder Agreement with Directors.
10.10*	0-24983 Form 10-Q (filed August 14, 2000)	10.2	Office Lease Agreement between Austin Jack, LLC, as landlord and NetSolve, as Tenant, dated as of June 7, 2000, relating to Amber Oaks.
10.11*	0-24983 Form 10-Q (filed May 30, 2001)	10.13	Offer letter from NetSolve to Honoré LaBourdette dated April 4, 2001.
10.12*	0-24983 Form 10-Q (filed May 30, 2001)	10.14	Exclusive Software License and Use Agreement entered into as of December 21, 2000 between NetSolve and NEC Corporation.+
10.13*	0-24983 Form 10-Q (filed May 30, 2001)	10.15	Asset Purchase Agreement and Assignment of Contract Rights dated as of March 15, 2001 between Comdisco, Inc. and NetSolve.+
10.14*	0-24983 Form 10-Q (filed Nov. 14, 2001)	10.1	Management Services Purchase and Resale Agreement between NetSolve and International Business Machines Corporation dated March 9, 2001.+
10.15*	0-24983 Form 10-K (filed June 10, 2002)		Amendment No. 16 dated as of January 1, 2002 to the Contract Services Agreement between AT&T Corp. and NetSolve, dated December 21, 1995.+
10.16*	0-24983 Form 10-K (filed June 10, 2002)		Amendment No. 17 dated as of January 1, 2002 to the Contract Services Agreement between AT&T Corp. and NetSolve, dated December 21, 1995.+
10.17			Employment and Change in Control Agreement between the Company and David D. Hood dated as of February 20, 2003.
10.18			Employment and Change in Control Agreement between the Company and Kenneth C. Kieley dated as of February 20, 2003.
10.19			Offer letter from NetSolve to Jeffrey J. Quade dated February 12, 2003.
10.20			Offer letter from NetSolve to Gregory K. Jones dated March 4, 2003.
10.21			Offer letter from NetSolve to Terry Sadowski dated November 15, 2002.
10.22			Offer letter from NetSolve to Jeff Guillot dated October 7, 2002.
21.1*	333-65691	21.1	Subsidiaries of NetSolve.
23.1			Consent of Ernst & Young LLP, Independent Auditors.

*	Incorporated herein by reference. Amdt. No. 1 to 333-65691 references the Company’s Amendment No. 1, dated July 26, 1999, to its Registration Statement on Form S-1, File No. 333-65691.

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NetSolve, Incorporated, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSolve, Incorporated

Date: June 4, 2003	By:	/s/ David D. Hood

David D. Hood, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NetSolve, Incorporated and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Hood (David D. Hood, President and Chief Executive Officer)	Principal Executive Officer and Director	June 4, 2003

/s/ Kenneth C. Kieley (Kenneth C. Kieley, Vice President-Finance, Chief Financial Officer and Secretary)	Principal Financial Officer	June 4, 2003

/s/ H. Perry Barth (H. Perry Barth, Controller)	Chief Accounting Officer	June 4, 2003

/s/ J. Michael Gullard (J. Michael Gullard, Chairman of the Board)	Director	June 4, 2003

/s/ G. Joseph Lueckenhoff (G. Joseph Lueckenhoff)	Director	June 4, 2003

/s/ John S. McCarthy (John S. McCarthy)	Director	June 4, 2003

/s/ Suzanne C. Narducci (Suzanne C. Narducci)	Director	June 4, 2003

/s/ Howard D. Wolfe, Jr. (Howard D. Wolfe, Jr.)	Director	June 4, 2003

/s/ Jerome N. Gregoire (Jerome N. Gregoire)	Director	June 4, 2003

/s/ James L. Zucco, Jr. (James L. Zucco, Jr.)	Director	June 4, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David D. Hood, certify that:

1.	I have reviewed this annual report on Form 10-K of NetSolve, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 4, 2003	/s/ David D. Hood
David D. Hood President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth C. Kieley, certify that:

1	I have reviewed this annual report on Form 10-K of NetSolve, Incorporated;

2	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 4, 2003	/s/ Kenneth C. Kieley
Kenneth C. Kieley Vice President-Finance, Chief Financial Officer and Secretary