Form 10-Q
period 2003-06-30
NETSOLVE INC
filed 2003-08-12
CIK 1071342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s common stock, $.01 par value, as of August 7, 2003: 15,673,738

NETSOLVE, INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	3/31/2003	6/30/2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,073	$27,570
Short-term investments	15,431	16,067
Restricted cash	354	355
Accounts receivable, net of allowance for doubtful accounts of $130 at March 31, 2003 and $181 at June 30, 2003	6,061	3,511
Prepaid expenses and other assets	1,883	2,080
Deferred tax assets	1,487	1,487

Total current assets	53,289	51,070

Property and Equipment:
Computer equipment and software	11,466	13,081
Furniture, fixtures and leasehold improvements	5,073	5,075
Other equipment	373	373

	16,912	18,529
Less accumulated depreciation and amortization	(10,690)	(11,578)

Net property and equipment	6,222	6,951

Deferred tax assets, net of current portion	1,375	1,391
Other assets	104	—

Total assets	$60,990	$59,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,839	$1,010
Accrued liabilities	3,098	3,753
Future rentals for idle facility	1,138	780
Deferred revenue	1,055	1,310

Total current liabilities	7,130	6,853

Deferred revenue, net of current portion	247	—

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized at March 31, 2003 and June 30, 2003;15,613,690 issued and 11,455,204 outstanding at March 31, 2003 and 15,672,226 issued and 11,320,740 outstanding at June 30, 2003	156	157
Additional paid-in capital	81,732	82,089
Treasury stock	(28,891)	(30,066)
Retained earnings	616	379

Total stockholders’ equity	53,613	52,559

Total liabilities and stockholders’ equity	$60,990	$59,412

See accompanying notes.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended
	06/30/2002	06/30/2003
	(unaudited)
Revenues:
Network management services	$10,291	$10,052
Equipment and other	2,295	2,479

Total revenues	12,586	12,531

Costs of revenues:
Network management services	5,966	6,198
Equipment and other	1,520	1,803

Total costs of revenues	7,486	8,001

Gross profit	5,100	4,530

Operating expenses:
Development	893	1,480
Selling and marketing	1,830	2,091
General and administrative	1,291	1,514

Total operating expenses	4,014	5,085

Operating income (loss)	1,086	(555)

Other income :
Interest income	201	165
Other, net	15	—

Total other income	216	165

Income before income taxes	1,302	(390)
Income tax expense	469	(152)

Net income (loss)	$833	$(238)

Basic net income (loss) per share	$0.07	$(0.02)
Weighted average shares used in basic per share calculation	12,053	11,393

Diluted net income (loss) per share	$0.07	$(0.02)
Weighted average shares used in diluted per share calculation	12,801	11,393

See accompanying notes.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Three Months Ended
	06/30/2002	06/30/2003
	(unaudited)
Cash flows from operating activities
Net income (loss)	$833	$(238)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	945	889
Amortization of deferred compensation	7	—
Reduction in future rentals for idle facility	(39)	(358)
Loss on the disposition of property	—	3
Change in assets and liabilities
Accounts receivable, net	2,085	2,550
Prepaid expenses and other assets	44	(93)
Deferred tax assets	8	(16)
Accounts payable	293	(829)
Accrued Liabilities	149	655
Unearned revenue	(214)	8

Net cash provided by operating activities	4,111	2,571

Cash flows from investing activities
Purchases of short-term investments	—	(7,975)
Sales of short-term investments	—	7,339
Transfer of funds from restricted cash	—	(1)
Purchases of property and equipment	(1,156)	(1,620)

Net cash (used in) investing activities	(1,156)	(2,257)

Cash flows from financing activities
Repurchase of common stock	(1,070)	(1,175)
Proceeds from exercise of common stock options and warrants	17	358

Net cash (used in) financing activities	(1,053)	(817)

Net increase (decrease) in cash and cash equivalents	1,902	(503)
Cash and cash equivalents, beginning of period	47,160	28,073

Cash and cash equivalents, end of period	$49,062	$27,570

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Income taxes paid	$3	$7

See accompanying notes.

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

Information with respect to the three months ended June 30, 2002 and 2003 is unaudited.

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

2. Basis of Presentation

The quarterly financial information presented herein should be read in conjunction with the Company’s annual financial statements for the year ended March 31, 2003, which can be found in the Company’s annual report on Form 10-K, as filed on June 6, 2003 (File No. 000-24983). The accompanying unaudited interim financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003

A reconciliation of the denominators used in computing per share net income (loss) is as follows (in thousands):

	Three months ended June 30,
	2002	2003
Numerator:
Net income (loss)	$833	$(238)

Denominator:
Denominator for basic net income (loss) per share—weighted average common stock outstanding	12,053	11,393
Dilutive common stock equivalents—common stock options and warrants	748	—

Denominator for diluted net income (loss) per share—weighted average common stock outstanding and dilutive common stock equivalents	12,801	11,393

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003

4. Contingencies

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

In February 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against the Company and almost all of the other Issuers, and granting the motion to dismiss the Section 10(b) claim against the Company. The Court dismissed the Section 10(b) claim against the Company without leave to amend. In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. A special committee of disinterested directors appointed by the board of directors received and analyzed the settlement proposal and determined that, subject to final documentation, the settlement proposal should be accepted. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, including formal approval by the Court. It is not feasible to predict or determine the final outcome of this proceeding, and if the outcome were to be unfavorable, the Company’s business, financial condition, cash flow and results of operations could be materially adversely affected.

5. Stock-Based Compensation Plans

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net income.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003

stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,
	2002	2003
Reported net income (loss)	$833	$(238)
Total stock based employee compensation expense included in the determination of net loss as reported, net of related tax effects	—	—
Total stock based employee compensation expense determined under the fair value method for all awards, net of related tax	(799)	(710)

Pro forma net income (loss) from continuing operations (in thousands)	$34	$(948)

Basic net income (loss) per share:
Reported net income (loss) per share	$0.07	$(0.02)
Pro forma basic net income (loss) per share	$—	$(0.08)

Diluted net income (loss) per share:
Reported net income (loss) per share	$0.07	$(0.02)
Pro forma diluted net income (loss) per share	$—	$(0.08)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report and other presentations made by us contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as “expects,” “anticipates,” “intends,” “believes” or similar words indicating future events. They include, among others, statements relating to trends and projections in revenue, company growth, sales, margin and expenses, cash flow needs and the drivers behind those trends; the size and growth potential of the IT infrastructure management industry; trends in sales of our services and products and resulting revenues; our ability to retain current customer arrangements and develop new arrangements; our ability to replace the business lost by the termination and transition of the AT&T Managed Router Service Agreement and the Home Depot agreement; our ability to develop new service offerings and the market acceptance of such offerings; our ability to develop new reseller arrangements; the level of any stock repurchases we may undertake; payments requested by customers regarding our WAN guarantee; the amount of any added costs from anticipated new sales, marketing and development efforts, our reliance on resellers, the continued development of new service offerings and competition; the outcome of pending litigation; revenues derived from AT&T and other customers; our ability to attract and retain a qualified workforce; our ability to protect our intellectual property rights; and the impact of changes in accounting rules.

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

Overview

We provide a range of IT infrastructure management services that allow enterprises and carriers to outsource some or all network-specific activities in order to increase network availability, performance and security while reducing overall IT infrastructure operations cost, and simplifying timely migration to new technologies. The acceptance of our first software licensing agreement occurred in the quarter ended September 30, 2001. This agreement allows another organization to utilize our technology to provide remote IT infrastructure management services to its customers in another country. Additionally, on October 1, 2001, we announced the offering of remote IT infrastructure management for Cisco Systems, Inc. Architecture for Voice, Video and Integrated Data (AVVID) Internet Protocol IP Telephony (IPT).

Revenues

Our revenues consist of IT infrastructure management services revenues as well as maintenance and equipment resales. Our IT infrastructure management services include both recurring and nonrecurring revenues:

•	Revenues from recurring services represent monthly fees charged to resellers or end users for our IT infrastructure management services, software licensing fees, software usage royalties and software maintenance fees. Recurring IT infrastructure management services revenues are typically based on a fixed monthly fee per customer site or device and are recognized in the period in which the services are rendered. For the three months ended June 30 2003, approximately 88% of IT infrastructure management services revenues were from recurring services.

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

Our IT infrastructure management services revenues are derived from contracts with telecommunications carriers, value-added resellers of networking equipment and services, and enterprises to which we sell directly through our sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. IT infrastructure management services revenues also include software licensing, usage royalties, maintenance fees and professional fees. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of IT infrastructure management services revenues were less than 1% in each of fiscal years 2002 and 2003 and in the three months ended June 30, 2003. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in most cases, require that we continue providing services throughout the term of the reseller’s contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

We have three primary reseller agreements with AT&T, one for Managed Router Service; one for Managed DSU Service marketed by AT&T as part of its Frame Plus offering; and one for the management of the WAN for one large end user—The Home Depot. Our agreements with AT&T accounted for 61% of our total revenues in fiscal year 2002, 52% of our total revenues in fiscal year 2003, and 47% of our total revenues in the three months ended June 30, 2003. No other customer or reseller accounted for more than 10% of our revenues in fiscal years 2002, 2003 or the three months ended June 30, 2003. In February of 2003, we were notified by AT&T of its intention to exercise its contractual right to terminate and transition all existing Managed Router Service orders beginning July 1, 2003, starting an eight-month transition period under this agreement. Managed Router Service revenue under this agreement accounted for approximately 16% of recurring IT infrastructure management services revenues in fiscal year 2003 (13% in the three months ended June 30, 2003) and 22% of total revenues in fiscal year 2003 (18% in the three months ended June 30, 2003). In June of 2003, we were notified by AT&T of its intention to transition The Home Depot account to an AT&T internal service center. The Home Depot revenue under this agreement accounted for approximately 7% of recurring IT infrastructure management services revenue in fiscal year 2003 and in the three months ended June 30, 2003 and 7% of total revenues in fiscal year 2003 (8% in the three months ended June 30, 2003).

Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S. based customers.

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2003

Revenues

Total revenues. Total revenues decreased slightly, from $12.6 million in the three months ended June 30, 2002 to $12.5 million in the three months ended June 30, 2003.

IT infrastructure management services. Revenues from IT infrastructure management services decreased 2%, from $10.3 million in the three months ended June 30 2002 to $10.1 million in the three months ended June 30 2003, representing 82% of total revenues in the three months ended June 30 2002 and 80% of total revenues in the three months ended June 30 2003. The dollar decrease was due primarily to a decrease in equipment implementation services due to a decrease in the level of new installations from carrier agreements utilizing those services and contractual discounts provided to AT&T relating to the Managed Router Services Agreement. This decrease was partially offset by an increase in the number of managed devices under contract and to a lesser extent increased revenue from software licensing fees. In the near term, revenue growth in IT infrastructure management services is expected to be adversely impacted by the termination of the AT&T Managed Router Service and Home Depot Agreements discussed above.

Maintenance and equipment. Revenues from maintenance and equipment increased 8%, from $2.3 million in the three months ended June 30 2002 to $2.5 million in the three months ended June 30 2003. Revenues from maintenance and equipment increased primarily as a result of an increase in the number of devices under maintenance contracts. This increase was partially offset by lower equipment sales due to lower demand caused by a general slowdown of corporate spending on network infrastructures and to a lesser extent due to contractual discounts provided to AT&T relating to the Managed Router Service Agreement. The discounts to AT&T will no longer be a factor following the termination of the Managed Router Service Agreement.

Costs of revenues

Cost of IT infrastructure management services. Cost of IT infrastructure management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide IT infrastructure management services, and the costs of third-party providers of CPE installation services. Cost of IT infrastructure management services is expensed as incurred. Cost of IT infrastructure management services increased 4%, from $6.0 million in the three months ended June 30 2002 to $6.2 million in the three months ended June 30 2003, representing 58% of IT infrastructure management services revenues in the three months ended June 30 2002 and 62% in the three months ended June 30, 2003. The dollar and percentage increase was due primarily to employee severance payments of approximately $209,000 resulting from a reduction in force and to a lesser extent due to an increase in employee education and increased network circuit costs. We believe the July 1, 2003 termination of the AT&T Managed Router Service Agreement discussed above may have a beneficial impact on gross margins for these services.

Cost of maintenance and equipment. Cost of maintenance and equipment includes the purchase of maintenance contracts and CPE from manufacturers and distributors for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of maintenance and equipment increased 19%, from $1.5 million in the three months ended June 30 2002 to $1.8 million in the three months ended June 30 2003, representing 66% of maintenance and equipment revenues in the three months ended June 30 2002 and 73% of maintenance and equipment revenues in the three months ended June 30 2003. The increase in dollars was primarily due to the increase in maintenance revenue. The increase in percentage is primarily the result of contractual sales discounts provided to AT&T customers under the Managed Router Services Agreement which did not have a corresponding decrease in costs. The discounts to AT&T will no longer be a factor following the termination of the Managed Router Service Agreement.

Operating expenses

Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our IT infrastructure management services, developing our Web-enabled software applications that give customers access to IT infrastructure management information, and defining and developing operating processes for new services. Development expenses increased 66% from $893,000 in the three months ended June 30, 2002 to $1.5 million in the three months ended June 30, 2003, representing 7% of total revenues in the three months ended June 30, 2002 and 12% in the three months ended June 30, 2003. The increase in dollars and as a percentage of revenue was due to an increase in the number of software and service development personnel devoted to the development and enhancement of IT infrastructure management tools and our network management services. Development costs of approximately $85,000 in the quarter ended June 30, 2003 were capitalized to match against software license fees under a licensing agreement with a one-year term.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 14%, from $1.8 million in the three months ended June 30, 2002 to $2.1 million in the three months ended June 30, 2003, representing 15% of total revenues in the three months ended June 30, 2002 and 17% in the three months ended June 30, 2003. The increase in dollars and as a percentage of revenue was due to our decision to increase spending in this area in an effort to expand and increase new business. The increase in spending was due primarily to the addition of sales and marketing personnel.

General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments and the cost of an idle facility for the five quarters ending June 30, 2002. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses increased 17%, from $1.3 million in the three months ended June 30, 2002 to $1.5 million in the three months ended June 30, 2003, representing 10% of total revenues in the three months ended June 30, 2002 and 12% in the three months ended June 30, 2003. The dollar and percentage increase was due primarily to approximately $276,000 related to M&A activities and to a lesser extent increased costs related to the addition of general and administrative personnel, insurance and legal fees. This increase was partially offset by $419,000 of lower spending in the three months ended June 30, 2003 related to rent and operating costs of an idle facility.

Other income, net

Other income, net consists primarily of interest income earned on our cash balances, offset by interest expense from our leases for capital equipment. Other income, net decreased from $216,000 in the three months ended June 30, 2002 to $165,000 in the three months ended June 30, 2003, representing 2% of total revenues in the three months ended June 30, 2002 and 1% in the three months ended June 30, 2003. The decrease was due primarily to lower average interest rates on cash balances for the three months ended June 30, 2003 compared to the same period in the prior year.

Quarterly results of operations

Results of operations have varied from quarter to quarter. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may fluctuate as a result of many factors, including our ability to renew or retain existing end user and reseller relationships, and to enter into new relationships, our ability to develop and market new service offerings and the acceptance of such service offerings, the cost of introducing new service offerings and the profitability of such offerings, and the level and nature of competition. Further, we may be unable to adjust spending rapidly enough to compensate for any significant fluctuations in the number of new managed devices implemented in a given period. Any significant shortfall in the number of new managed devices could therefore seriously damage our business. Finally, there can be no assurance that we will continue to be profitable in the future or, if we are profitable, that our levels of profitability will not vary significantly between quarters.

Liquidity and capital resources

Net cash provided by operating activities during the three month periods ended June 30, 2002 and June 30, 2003 was $4.1 million and $2.6 million, respectively.

We used $1.2 million during the three months ended June 30, 2002 and $1.6 million in the three months ended June 30, 2003 to purchase capital assets which includes leasehold improvements related to the addition of our new facility and to purchase capital assets used in the delivery of our network management services. We currently have no material commitments for capital expenditures.

We used $1.2 million during the three months ended June 30, 2003 to repurchase 193,000 shares of our common stock. We have approval from our Board of Directors to purchase up to an aggregate of five million shares, including those previously repurchased. Since the inception of the stock repurchase program, the Company has repurchased 4.4 million shares of its common stock at an aggregate price of approximately $30.1 million. The extent and timing of any additional repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including use in connection with the Company’s stock option plans, or may be retired.

As of June 30, 2003, we had $43.6 million in cash and short-term investments, $3.5 million in net accounts receivable and $44.2 million in working capital. We believe that our current cash balances, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures, stock buy back program and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we initiate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and/or private equity offerings and debt financings, sales of nonstrategic assets and other financing arrangements.

As of June 30, 2003, we have no debt or off-balance sheet debt. As of June 30, 2003, we have noncancelable operating lease obligations of approximately $4.8 million. At June 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Related Party Transactions

The consolidated balance sheets as of June 30, 2002 and 2003 include in accounts receivable a $100,000 loan to an officer of the Company made in August 2000. The loan is represented by a full recourse note, is payable upon default, bears interest at 4.65% per annum and is secured by a security interest in all stock options granted to the officer by the Company at any time prior to the satisfaction of the loan and all shares of the Company’s common stock issued upon the exercise of any such options.

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

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company believes that the adoption of FIN46 will not have a material effect on its consolidated financial position or results of operations.

In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions that relate to Statement 133 Implementation Issues that have been effective for quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that adoption of Statement 149 will not have a material effect on its consolidated financial position or results of operations.

Risk Factors

We may be unable to implement our business strategy and operate profitably in the future.

We may not operate profitably. Our ability to operate profitably in the future depends, among other things, on our ability to implement our business strategy, which includes broadening our service and channel partner bases, and on increasing sales of our services while maintaining sufficient gross profit margins. We must, among other things:

•	maintain satisfactory relationships with existing resellers and network equipment manufacturers;

•	establish relationships with additional channel partners for the resale of our services;

•	develop and sell other IT infrastructure management services;

•	renew the Frame Relay Plus agreement with AT&T beyond the ordering period that currently expires in June of 2004;

•	replace the revenue under the AT&T Managed Router Service orders and the Home Depot contract that have been and will continue to be transitioned to an internal AT&T operating unit in July 2003;

•	maintain and develop a sales and marketing organization that can effectively promote the sale of our services to existing and new customers at consistently sufficient levels;

•	develop new service offerings which effectively meet our customers’ needs and support and utilize ever-evolving technologic advancements;

•	develop software to make our principal existing service, ProWatch for WANs, as well as other services as they achieve larger volumes, more efficient and economical; and

•	maintain reliable, uninterrupted service from our network management center 24 hours per day, seven days per week.

Our revenues will decline significantly and our business will be adversely affected if we are not successful in replacing business being transitioned away by AT&T, and if AT&T discontinues, or materially reduces, its remaining business with us.

Sales to AT&T, which resells our services to its customers, accounted for 52% of our total revenues in fiscal year 2003 and 47% in the three months ended June 30, 2003. In February of 2003, we were notified by AT&T of its intention to exercise its right to terminate and transition all existing Managed Router Service orders beginning July 1, 2003, which began an eight-month transition period under this agreement. Managed Router Service revenue under this agreement accounted for approximately 16% of recurring network management services revenues in fiscal year 2003 (13% in the three months ended June 30, 2003) and 22% of total revenues in fiscal year 2003 (18% in the three months ended June 20, 2003). ). In June of 2003, we were notified by AT&T of its intention to transition The Home Depot account to an AT&T internal service center. The Home Depot revenue under this agreement accounted for approximately 7% of recurring IT infrastructure management services revenue in fiscal year 2003 and in the three months ended June 30, 2003 and 7% of total revenues in fiscal year 2003 (8% in the three months ended June 30, 2003). Although we anticipate being able to replace this business over time, the termination of these agreements will result in diminished prospects for growth in revenues in the short-term. Furthermore, we cannot be sure that we will be successful in our sales and marketing efforts to replace this business, or that AT&T will continue its remaining business with us.

Our Frame Relay Plus agreement with AT&T is not an exclusive arrangement. We cannot assure that AT&T will continue to sell our services to existing or additional AT&T customers or continue to utilize our services following the expiration of the service terms set forth in our agreements with AT&T, and a further reduction in our AT&T business from any cause would result in diminished revenues for an extended period of time as we attempted to replace that business.

Our quarterly results may fluctuate and cause the price of our common stock to fall.

Our revenues and results of operations are difficult to predict and may fluctuate significantly from quarter to quarter. If either our revenues or results of operations fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically.

Our revenues are difficult to forecast and may fluctuate for a number of reasons:

•	the market for IT infrastructure management services is still evolving, and we have no reliable means to assess overall customer demand;

•	we derive a majority of our revenues from AT&T and other resellers, and our revenues therefore depend significantly on the willingness and ability of AT&T and those other resellers to sell our services to their customers;

•	we may not be able to renew or retain existing end user and reseller relationships;

•	we may not be able to attract additional resellers to market our services as expected;

•	we expect to continue encouraging end users to purchase equipment and equipment maintenance services from other sources; therefore, we anticipate that our revenues from equipment hardware and maintenance resales will continue to decline as we seek to manage our mix of revenues;

•	we may not add new end users as rapidly as we expect;

•	we may lose existing end users as the result of competition, problems with our services or, in the case of end users who are customers of our resellers, problems with the reseller’s services or an unwillingness by our resellers to renew their agreements with us; and

•	we may not be able to develop new or improved services as rapidly as they are needed.

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

The market for our services is still evolving, and our business will be seriously damaged if the market does not develop as we expect.

Our long-term viability depends significantly upon the acceptance and use of IT infrastructure management services. The market for remote IT infrastructure management services is still evolving. This market environment makes it more difficult to determine the size and growth of the market and to predict how this market will develop. Changes in technology, the availability of qualified information technology professionals and other factors that make internal IT infrastructure management more cost-effective than remote IT infrastructure management would adversely affect the market for our services. We may also incur fixed costs associated with new services which could lower our earnings if the sales of these services fail to meet our expectations. Our business may be seriously damaged if this market fails to grow, grows more slowly than we expect or develops in some way that is different from our expectations.

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

Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 84% of our recurring network management services revenues in the three months ended June 30, 2003. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate a significant portion of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services and our ability to introduce enhanced versions of these services that make these services more efficient and economical.

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

We made a number of changes in our management team in the last fiscal year, and our business will be harmed if our new management team is unable to implement our strategy.

During fiscal year 2003, we made several changes and additions to our management team, including a new chief executive officer, and new leaders over our marketing, sales, development, program management and human resources areas. We believe that the individuals now comprising our management team bring experience to help us create, implement and drive our business strategy, and add breadth and depth of capability to our organization. While each new member of our management team has demonstrated capabilities in previous positions at other organizations, they are new to NetSolve. We may not be successful in meeting our goals if our management team, individually or collectively, is not able to meet expectations.

In order to support our business, we must continue to hire information technology professionals, who are in short supply.

We derive all of our revenues from IT infrastructure management services and related resales of equipment. These services can be extremely complex, and in general only highly qualified, highly trained information technology, or IT, professionals have the skills necessary to develop and provide these services. In order to continue to support our current and future business, we need to attract, motivate and retain a significant number of qualified IT professionals. Qualified IT professionals are in short supply, and we face significant competition for these professionals, from not only our competitors but also our end users, marketing partners and other companies throughout the IT infrastructure services industry. Other employers may offer IT professionals significantly greater compensation and benefits or more attractive career paths or geographic locations than we are able to offer. Any failure on our part to hire, train and retain a sufficient number of qualified IT professionals would seriously damage our business.

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

Our business and financial performance depends to a significant degree upon our software and other proprietary technology. The software industry has experienced widespread unauthorized reproduction of software products. We have three patents. The steps we have taken may not be adequate to deter competitors from misappropriating our proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and the operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Item 5. OTHER INFORMATION

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the approval of non-audit services by the audit committee of our board of directors (the “Audit Committee”) to be performed by Ernst & Young LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Except as set forth below, the services approved by the Audit Committee are each considered by the Audit Committee to be audit-related services that are closely related to the financial audit process. Each of the services was pre-approved by the Audit Committee.

The Audit Committee has also pre-approved additional engagements of Ernst & Young LLP for the non-audit services of preparation of state and federal tax returns.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

In February 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against the Company and almost all of the other Issuers, and granting the motion to dismiss the Section 10(b) claim against the

Company. The Court dismissed the Section 10(b) claim against the Company without leave to amend. In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. A special committee of disinterested directors appointed by the board of directors received and analyzed the settlement proposal and determined that, subject to final documentation, the settlement proposal should be accepted. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, including formal approval by the Court. It is not feasible to predict or determine the final outcome of this proceeding, and if the outcome were to be unfavorable, the Company’s business, financial condition, cash flow and results of operations could be materially adversely affected.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NetSolve held its Annual Meeting of Stockholders on July 16, 2003. The following items were presented to the stockholders with the following results:

1. The following directors were elected to serve until the next annual meeting:

Directors	Votes For	Votes Withheld or Against	Abstentions
Jerome N. Gregoire	10,530,316	23,147	None
J. Michael Gullard	10,494,516	58,947	None
David D. Hood	10,530,316	23,147	None
G. Joseph Lueckenhoff	10,494,516	58,947	None
John S. McCarthy	10,530,316	23,147	None
Howard D. Wolfe, Jr.	10,530,316	23,147	None
James L. Zucco, Jr.	10,530,316	23,147	None

2. Certain modifications to the compensation arrangement for outside directors were approved with 9,972,008 votes in favor, 114,870 votes withheld or against, and 466,585 abstentions.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

ITEM NUMBER	EXHIBIT

31.1	Certification of David D. Hood, the registrant’s chief executive officer, required pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth C. Kieley, the registrant’s chief financial officer, required pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of David D. Hood, the registrant’s chief executive officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth C. Kieley, the registrant’s chief financial officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 16, 2003, the Company filed Form 8-K reporting on the same date under Item 7 “Financial Statements and Exhibits” and Item 9 “Regulation FD Disclosure” the company’s press release.

On June 6, 2003, the Company filed Form 8-K reporting on the same date under Item 5 “Other Events and Regulation FD Disclosure,” Item 7 “Financial Statements and Exhibits” and Item 9 “Regulation FD Disclosure” the company’s press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003	NETSOLVE, INCORPORATED

	By:	/s/ David D. Hood
David D. Hood
President and Chief Executive Officer

	By:	/s/ Kenneth C. Kieley
Kenneth C. Kieley
Vice President-Finance, Chief Financial Officer and Secretary

	By:	/s/ H. Perry Barth
H. Perry Barth
Controller and Chief Accounting Officer