Form 10-Q/A
period 2003-06-30
NETSOLVE INC
filed 2003-09-09
CIK 1071342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Number of shares outstanding of the issuer’s common stock, $.01 par value, as of August 7, 2003: 11,322,252

EXPLANATORY NOTE

This amendment on Form 10-Q/A (“Amendment”) to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (“Report”) is being filed for the purposes of correcting the number of outstanding shares of our common stock on August 7, 2003, as shown above, and to include revised certifications pursuant to § 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002. This Amendment speaks only as of the original filing date of the Report and has not been updated to reflect events occurring subsequent to the original filing date of the Report. We have refiled the Report, as amended, in its entirety for the convenience of the reader.

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

Date: September 9, 2003	NETSOLVE, INCORPORATED

	By:	/s/ David D. Hood
David D. Hood
President and Chief Executive Officer

	By:	/s/ Kenneth C. Kieley
Kenneth C. Kieley
Vice President-Finance, Chief Financial Officer and Secretary

	By:	/s/ H. Perry Barth
H. Perry Barth
Controller and Chief Accounting Officer