Form 10-Q
period 2003-09-30
NETSOLVE INC
filed 2003-11-14
CIK 1071342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares outstanding of the issuer’s common stock, $.01 par value, as of November 7, 2003: 11,418,703

NETSOLVE, INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	3/31/2003	9/30/2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,073	$21,153
Short-term investments	15,431	20,744
Restricted cash	354	355
Accounts receivable, net of allowance for doubtful accounts of $130 at March 31, 2003 and $182 at September 30, 2003	6,061	4,434
Prepaid expenses and other assets	1,883	2,702
Deferred tax assets	1,487	1,487

Total current assets	53,289	50,875

Property and Equipment:
Computer equipment and software	11,466	12,455
Furniture, fixtures and leasehold improvements	5,073	5,112
Other equipment	373	430

	16,912	17,997
Less accumulated depreciation and amortization	(10,690)	(10,815)

Net property and equipment	6,222	7,182

Deferred tax assets, net of current portion	1,375	1,379
Other assets	104	—

Total assets	$60,990	$59,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,839	$1,116
Accrued liabilities	3,098	3,796
Future rentals for idle facility	1,138	422
Deferred revenue	1,055	1,244

Total current liabilities	7,130	6,578
Deferred revenue, net of current portion	247	—

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized at March 31, 2003 and September 30, 2003; 15,613,690 issued and 11,455,204 outstanding at March 31, 2003 and 15,746,497 issued and 11,395,011 outstanding at September 30, 2003	156	157
Additional paid-in capital	81,732	82,489
Treasury stock	(28,891)	(30,067)
Retained earnings	616	279

Total stockholders’ equity	53,613	52,858

Total liabilities and stockholders’ equity	$60,990	$59,436

See accompanying notes.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	9/30/2002	9/30/2003	9/30/2002	9/30/2003
	(unaudited)		(unaudited)
Revenues:
IT infrastructure management services	$9,881	$9,756	$20,172	$19,809
Maintenance and equipment	2,223	2,121	4,519	4,600

Total revenues	12,104	11,877	24,691	24,409

Costs of revenues:
IT infrastructure management services	6,056	5,605	12,022	11,803
Maintenance and equipment	1,496	1,515	3,017	3,319

Total costs of revenues	7,552	7,120	15,039	15,122

Gross profits:
IT infrastructure management services	3,825	4,151	8,150	8,006
Maintenance and equipment	727	606	1,502	1,281

	4,552	4,757	9,652	9,287
Operating expenses:
Development	859	1,284	1,751	2,764
Selling and marketing	1,689	2,347	3,519	4,438
General and administrative	856	1,346	2,148	2,860

Total operating expenses	3,404	4,977	7,418	10,062

Operating income (loss)	1,148	(220)	2,234	(775)

Other income (expense):
Interest income	218	65	418	230
Interest expense	(1)	—	(1)	—
Other, net	(1)	—	15	—

Total other income (expense)	216	65	432	230

Income (loss) before income taxes	1,364	(155)	2,666	(545)
Income tax expense (benefit)	491	(56)	960	(208)

Net income (loss)	$873	$(99)	$1,706	$(337)

Basic net income (loss) per share	$0.07	$(0.01)	$0.14	$(0.03)
Weighted average shares used in basic per share calculation	11,957	11,211	12,005	11,350

Diluted net income (loss) per share	$0.07	$(0.01)	$0.13	$(0.03)
Weighted average shares used in diluted per share calculation	12,749	11,211	12,773	11,350

See accompanying notes.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	9/30/2002	9/30/2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,706	$(337)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,903	1,734
Amortization of deferred compensation	15	—
Loss on disposition of property and equipment	181	3
Reduction in future rentals for idle facility	(692)	(716)
Change in assets and liabilities:
Accounts receivable, net	2,867	1,627
Prepaid expenses and other assets	(45)	(715)
Deferred tax assets	4	(4)
Accounts payable	(42)	(723)
Accrued liabilities	358	698
Unearned revenue	(155)	(58)

Net cash provided by operating activities	6,100	1,509

Cash flows from investing activities:
Purchases of short-term investments	(3,476)	(20,727)
Sale of short-term investments	—	15,414
Transfer of funds to restricted cash	(2)	(1)
Purchases of property and equipment	(1,727)	(2,697)
Proceeds from the sale of property and equipment	11	—

Net cash used in investing activities	(5,194)	(8,011)

Cash flows from financing activities:
Repurchase of common stock	(2,035)	(1,176)
Proceeds from exercise of common stock options and warrants	39	758

Net cash used in financing activities	(1,996)	(418)

Net change in cash and cash equivalents	(1,090)	(6,920)
Cash and cash equivalents, beginning of period	47,160	28,073

Cash and cash equivalents, end of period	$46,070	$21,153

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$—

Income taxes paid	$64	$7

See accompanying notes.

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Information with respect to the three and six months ended September 30, 2002 and 2003 is unaudited.

1. Organization and Description of the Company

NetSolve, Incorporated, a Delaware corporation, (the “Company”) engages in the business of providing information technology (IT) infrastructure management services. These services include network configuration and design, installation and implementation coordination, fault diagnosis and resolution, and ongoing IT infrastructure management. The Company also resells CPE maintenance contracts and data network equipment manufactured by selected leading suppliers of these products. The Company also licenses its software in other countries. The Company’s IT infrastructure management services are designed to allow its customers to selectively outsource IT infrastructure management in order to simplify the timely migration to new technologies, and increase network reliability, performance and security while reducing overall IT infrastructure operating costs.

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

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

A reconciliation of the denominators used in computing per share net income (loss) is as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2002	2003	2002	2003
Numerator:
Net income (loss)	$873	$(99)	$1,706	$(337)

Denominator:
Denominator for basic net income (loss) per share-weighted average common stock outstanding	11,957	11,211	12,005	11,350
Dilutive common stock equivalents-common stock outstanding	792	—	768	—

Denominator for diluted net income (loss) per share-weighted average common stock outstanding and dilutive common stock equivalents	12,749	11,211	12,773	11,350

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

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2002	2003	2002	2003
Reported net income (loss)	$873	$(99)	$1,706	$(337)
Total stock based employee compensation expense included in the determination of net loss as reported, net of related tax effects	—	—	—	—
Total stock based employee compensation expense determined under the fair value method for all awards, net of related taxes	(769)	(621)	(1,568)	(1,331)

Pro forma net income (loss) from continuing operations (in thousands)	104	(720)	138	(1,668)

Basic net income (loss) per share:
Reported net income (loss) per share	0.07	(0.01)	0.14	(0.03)
Pro forma basic net income (loss) per share	0.01	(0.06)	0.01	(0.15)

Diluted net income (loss) per share
Reported net income (loss) per share	0.07	(0.01)	0.13	(0.03)
Pro forma diluted net income (loss) per share	0.01	(0.06)	0.01	(0.15)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report and other presentations made by us contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as “expects,” “anticipates,” “intends,” “believes” or similar words indicating future events. They include, among others, statements relating to trends and projections in revenue, company growth, sales, margin and expenses, cash flow needs and the drivers behind those trends and projections; the size and growth potential of the IT infrastructure management industry; trends in sales of our services and products and resulting revenues; our ability to retain current customer arrangements and develop new arrangements; our ability to replace the business lost by the termination and transition of the AT&T Managed Router Service Agreement and the AT&T Home Depot agreement and the impact of the termination of those agreemnets; our ability to develop new service offerings and the market acceptance of such offerings; our ability to develop new reseller arrangements; the level of any stock repurchases we may undertake; payments requested by customers regarding our WAN guarantee or any of our other services guarantees; the amount of any added costs from anticipated new sales, marketing and development efforts, our reliance on resellers, the continued development of new service offerings and competition; the outcome of pending litigation; revenues derived from AT&T and other customers; our ability to attract and retain a qualified workforce; our ability to protect our intellectual property rights; and the impact of changes in accounting rules.

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

Overview

We provide a range of IT infrastructure management services that allow enterprises and carriers to outsource some or all network-specific activities in order to increase network availability, performance and security while reducing overall IT infrastructure operations cost, and simplifying timely migration to new technologies. We have also licensed our software in another country. Our first software licensing agreement occurred in the quarter ended September 30, 2001. This agreement allows another organization to utilize our technology to provide remote IT infrastructure management services to its customers in another country. Additionally, on October 1, 2001, we announced the offering of remote IT infrastructure management for Cisco Systems, Inc. Architecture for Voice, Video and Integrated Data (AVVID) Internet Protocol IP Telephony (IPT).

Revenues

Our revenues consist of IT infrastructure management services revenues as well as maintenance and equipment resales. Our IT infrastructure management services include both recurring and nonrecurring revenues:

•	Revenues from recurring services represent monthly fees charged to resellers or end users for our IT infrastructure management services, and software licensing, royalty and maintenance fees. Recurring IT infrastructure management services revenues are typically based on a fixed monthly fee per customer site or device and are recognized in the period in which the services are rendered. For the six months ended September 30 2003, approximately 88% of IT infrastructure management services revenues were from recurring services.

•	Nonrecurring IT infrastructure management services consist primarily of project implementation services, equipment installation services and one-time project and development assignments that assist resellers in defining and creating new IT infrastructure management services. Nonrecurring IT infrastructure management services primarily relate to services performed to assist customers in implementing new networks. Nonrecurring IT infrastructure management revenues are also earned when implementing IT infrastructure management services for existing networks; however, the level of work and related fees are both lower. Nonrecurring IT infrastructure management services revenues are generally recognized upon completion of the assignment or service. For example, we charge fees for project implementation services on a per-location or per-device basis and we recognize revenues associated with these services upon completion of the network implementation for the location or device.

Our IT infrastructure management services revenues are derived from contracts with telecommunications carriers, system integrators and value-added resellers of networking equipment and services, and enterprises to which we sell directly through our sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. IT infrastructure management services revenues also include software licensing, usage royalties, maintenance fees and professional fees. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of IT infrastructure management services revenues were less than 1% in each of fiscal years 2002 and 2003 and in the six months ended September 30, 2003. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in most cases, require that we continue providing services throughout the term of the reseller’s contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

We first entered into a reseller arrangement with AT&T in 1995. We subsequently entered into other agreements and since 1999 have had three primary reseller agreements with AT&T: one for managed router service; one for managed DSU service marketed by AT&T as part of its Frame Plus offering; and one for the management of the WAN of one large customer – The Home Depot. These agreements accounted for $6.0 million in revenues in quarter ended March 31, 2003.

In February 2003, we were notified by AT&T of its intention to terminate the managed router service agreement over an eight-month transition period beginning July 1, 2003. In May 2003, we were notified by AT&T of its intention to terminate the Home Depot agreement in July of 2003. As a result of these terminations, total revenues from AT&T decreased to $4.9 million in the quarter ended September 30, 2003. Additionally, we anticipate total revenues from AT&T to sequentially decline to approximately $3.9 and $3.1 million in the quarters ended December 31, 2003 and March 31, 2004, respectively.

We anticipate that we will substantially offset these declines in revenues from AT&T with increased IT infrastructure management revenues from other reseller channels and direct sales.

Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S. based customers.

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2003

Revenues

Total revenues. Total revenues decreased 2%, from $12.1 million in the three months ended September 30, 2002 to $11.9 million in the three months ended September 30, 2003.

IT infrastructure management services. Revenues from IT infrastructure management services decreased 1%, from $9.9 million in the three months ended September 30, 2002 to $9.8 million in the three months ended September 30, 2003, representing 82% of total revenues in the three months ended September 30, 2002 and 2003. The dollar decrease was due primarily to a decrease in implementation services due to a decrease in the level of new installations from carrier agreements utilizing those services. This decrease was partially offset by increased revenue from software licensing fees and to a lesser extent an increase in the number of managed devices under contract. Revenue growth in IT infrastructure management services is expected to be adversely impacted in the second half of the current fiscal year due to the termination of the AT&T Managed Router Service agreement discussed above.

Maintenance and equipment. Maintenance and equipment revenues decreased 5%, from $2.2 million in the three months ended September 30, 2002 to $2.1 million in the three months ended September 30, 2003. These revenues decreased primarily as a result of lower equipment sales. This decrease was partially offset by an increase in the number of devices under maintenance contracts.

Costs of revenues

Cost of IT infrastructure management services. Cost of IT infrastructure management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide IT infrastructure management services, and the costs of third-party providers of CPE installation services. Cost of IT infrastructure management services is expensed as incurred. Cost of IT infrastructure management services decreased 7%, from $6.1 million in the three months ended September 30, 2002 to $5.6 million in the three months ended September 30, 2003, representing 61% of IT infrastructure management services revenues in the three months ended September 30, 2002 and 57% in the three months ended September 30, 2003. The dollar and percentage decrease was due primarily to a decrease in the number of employees and a decrease in depreciation expense on equipment used to provide IT infrastructure management services.

Cost of maintenance and equipment. Cost of maintenance and equipment includes the purchase of maintenance contracts and CPE from manufacturers and distributors for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of maintenance and equipment was relatively constant at $1.5 million in the three months ended September 30, 2002 and 2003, representing 67% of maintenance and equipment revenues in the three months ended September 30, 2002 and 71% of maintenance and equipment revenues in the three months ended September 30, 2003. The slight increase in dollars was primarily due to the increase in maintenance revenue. This increase was partially offset by a decrease in equipment revenue.

Operating expenses

Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our IT infrastructure management services, developing our Web-enabled software applications that give customers access to IT infrastructure management information, and defining and developing operating processes for new services. Development expenses increased 49% from $859,000 in the three months ended September 30, 2002 to $1.3 million in the three months ended September 30, 2003, representing 7% of total revenues in the three months ended September 30, 2002 and 11% in the three months ended September 30, 2003. The increase in dollars and as a percentage of revenue was due to an increase in the number of software and service development personnel, including contract programming personnel, devoted to the development and enhancement of IT infrastructure management tools and our network management services. Development costs of approximately $35,000 in the quarter ended September 30, 2003 were capitalized to match against software license fees under a licensing agreement with a one-year term.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 39%, from $1.7 million in the three months ended September 30, 2002 to $2.3 million in the three months ended September 30, 2003, representing 14% of total revenues in the three months ended September 30, 2002 and 20% in the three months ended September 30, 2003. The increase in dollars and as a percentage of revenue was due to our decision to increase spending in this area in an effort to expand and increase new business. The increase in spending was due primarily to the addition of sales and marketing personnel and to a lesser extent increased spending related to creating market awareness.

General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments and the cost of an idle facility during the five quarters ending June 30, 2002. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses increased 57%, from $856,000 in the three months ended September 30, 2002 to $1.3 million in the three months ended September 30, 2003, representing 7% of total revenues in the three months ended September 30, 2002 and 11% in the three months ended September 30, 2003. The dollar and percentage increase was due primarily to severance payments to terminated employees and higher payroll costs and to a lesser extent increased costs related to insurance and legal fees.

Other income, net

Other income, net consists primarily of interest income earned on our cash balances. Other income, net decreased from $216,000 in the three months ended September 30, 2002 to $65,000 in the three months ended September 30, 2003, representing 2% of total revenues in the three months ended September 30, 2002 and 1% in the three months ended September 30, 2003. The decrease was due primarily to lower average interest rates on cash balances for the three months ended September 30, 2003 compared to the same period in the prior year and to a lesser extent lower average cash balances for the three months ended September 30, 2003 compared to the same period in the prior year.

Six months ended September 30, 2002 compared to six months ended September 30, 2003

Revenues

Total revenues. Total revenues decreased 1%, from $24.7 million in the six months ended September 30, 2002 to $24.4 million in the six months ended September 30, 2003.

IT infrastructure management services. Revenues from IT infrastructure management services decreased 2%, from $20.2 million in the six months ended September 30, 2002 to $19.8 million in the six months ended September 30, 2003, representing 82% of total revenues in the six months ended September 30, 2002 and 81% in the six months ended September 30, 2003. The dollar and percentage decrease was due primarily to a decrease in implementation services due to a decrease in the level of new installations from carrier agreements utilizing those services and contractual discounts provided to AT&T relating to the Managed Router Services Agreement. This decrease was partially offset by increased revenue from software licensing fees and to a lesser extent an increase in the number of managed devices under contract. Revenue growth in IT infrastructure management services is expected to be adversely impacted in the second half of the current fiscal year due to the termination of the AT&T Managed Router Service agreement discussed above.

Maintenance and equipment. Revenues from maintenance and equipment increased 2%, from $4.5 million in the six months ended September 30, 2002 to $4.6 million in the six months ended September 30, 2003. Revenues from maintenance and equipment increased primarily as a result of an increase in the number of devices under maintenance contracts. This increase was partially offset by lower equipment sales and to a lesser extent due to contractual discounts provided to AT&T relating to the Managed Router Service Agreement.

Costs of revenues

Cost of IT infrastructure management services. Cost of IT infrastructure management services decreased 2%, from $12.0 million in the six months ended September 30, 2002 to $11.8 million in the six months ended September 30, 2003, representing 60% of IT infrastructure management services revenues in the six months ended September 30, 2002 and 2003. The dollar decrease was due primarily to a decrease in deprecation expense on equipment used to provide IT infrastructure management services and due to a decrease in the number of employees. This decrease was partially offset by an increase in employee severance payments resulting from a reduction in force.

Cost of maintenance and equipment. Cost of maintenance and equipment increased 10%, from $3.0 million in the six months ended September 30, 2002 to $3.3 million in the six months ended September 30, 2003, representing 67% of maintenance and equipment revenues in the six months ended September 30, 2002 and 72% of maintenance and equipment revenues in the six months ended September 30, 2003. The increase in dollars was primarily due to the increase in maintenance revenue. This increase was partially offset by a decrease in equipment revenue. The increase in percentage is primarily the result of contractual sales discounts provided to AT&T customers under the Managed Router Services Agreement which did not have a corresponding decrease in costs.

Operating expenses

Development. Development expenses increased 58% from $1.8 million in the six months ended September 30, 2002 to $2.8 million in the six months ended September 30, 2003, representing 7% of total revenues in the six months ended September 30, 2002 and 11% in the six months ended September 30, 2003. The increase in dollars and as a percentage of revenue was due to an increase in the number of software and service development personnel, including contract programming personnel, devoted to the development and enhancement of IT infrastructure management tools and our network management services. Development costs of approximately $121,000 in the six months ended September 30, 2003 were capitalized to match against software license fees under a licensing agreement with a one-year term.

Selling and marketing. Sales and marketing expenses increased 26%, from $3.5 million in the six months ended September 30, 2002 to $4.4 million in the six months ended September 30, 2003, representing 14% of total revenues in the six months ended September 30, 2002 and 18% in the six months ended September 30, 2003. The increase in dollars and as a percentage of revenue was due to our decision to increase spending in this area in an effort to expand and increase new business. The increase in spending was due primarily to the addition of sales and marketing personnel and to a lesser extent increased spending related to creating market awareness. This increase was partially offset by the absence of spending related to identifying software licensing opportunities overseas that occurred in the previous year.

General and administrative. General and administrative expenses increased 33%, from $2.1 million in the six months ended September 30, 2002 to $2.9 million in the six months ended September 30, 2003, representing 9% of total revenues in the six months ended September 30, 2002 and 12% in the six months ended September 30, 2003. The dollar and percentage increase was due primarily to approximately $276,000 related to acquisition activities and to a lesser extent increased costs related to employee severance payments, the addition of general and administrative personnel, and increased insurance and legal fees. This increase was partially offset by $419,000 of spending in the six months ended September 30, 2002 related to rent and operating costs of an idle facility that were not a factor in the current year.

Other income, net

Other income, net decreased from $432,000 in the six months ended September 30, 2002 to $230,000 in the six months ended September 30, 2003, representing 2% of total revenues in the six months ended September 30, 2002 and 1% in the six months ended September 30, 2003. The decrease was due primarily to lower average interest rates on cash balances for the six months ended September 30, 2003 compared to the same period in the prior year and to a lesser extent lower average cash balances for the six months ended September 30, 2003 compared to the same period in the prior year.

Quarterly results of operations

Results of operations have varied from quarter to quarter. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may fluctuate as a result of many factors, including our ability to renew or retain existing end user and reseller relationships, and to enter into new relationships, our ability to develop and market new service offerings and the acceptance of such service offerings, the cost of introducing new service offerings and the profitability of such offerings, and the level and nature of competition. Further, we may be unable to adjust spending rapidly enough to compensate for any significant fluctuations in the number of new managed devices implemented in a given period. Any significant shortfall in the number of new managed devices could seriously damage our business. Finally, there can be no assurance that we will continue to be profitable in the future or, if we are profitable, that our levels of profitability will not vary significantly between quarters.

Liquidity and capital resources

Net cash provided by operating activities during the six month periods ended September 30, 2002 and September 30, 2003 was $6.1 million and $1.5 million, respectively primarily due to a decrease in accounts receivable during the six months ended September 30, 2002 and 2003.

We used $1.7 million during the six months ended September 30, 2002 and $2.7 million in the six months ended September 30, 2003 to purchase capital assets which included leasehold improvements related to the addition of our new facility in 2002 and to purchase capital assets used in the delivery of our network management services in both years. We currently have no material commitments for capital expenditures. We used $3.5 million during the six months ended September 30, 2002 and $20.7 million in the six months ended September 30, 2003 to purchase short-term investments. Cash provided by the maturity of short-term investments during the six month period ending September 30, 2003 was $15.4 million.

We used $1.2 million during the six months ended September 30, 2003 to repurchase 193,000 shares of our common stock compared to $2.0 million used during the six months ended September 30, 2002 to purchase 284,000 shares of our common stock. We have approval from our Board of Directors to purchase up to an aggregate of five million shares, including those previously repurchased. Since the inception of the stock repurchase program, the Company has repurchased 4.4 million shares of its common stock at an aggregate price of approximately $30.1 million. The extent and timing of any additional repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including use in connection with the Company’s stock option plans, or may be retired.

As of September 30, 2003, we had $41.9 million in cash and short-term investments, $4.4 million in net accounts receivable and $44.3 million in working capital. We believe that our current cash balances, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures, stock buy back program and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we initiate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and/or private equity offerings and debt financings, sales of nonstrategic assets and other financing arrangements.

As of September 30, 2003, we have no debt or off-balance sheet debt. As of September 30, 2003, we have noncancelable operating lease obligations of approximately $4.3 million. At September 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Receivables

We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While losses due to bad debts have historically been within our expectations, there can be no assurance that we will continue to experience the same level of bad debt losses that we have in the past. In addition, a significant amount of our revenues and accounts receivable are concentrated in AT&T. A significant change in the liquidity or financial position of AT&T could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

Availability Reserve

The Company’s remote IT infrastructure management services for WANs typically include a guarantee of providing end-to-end network availability for at least 99.5% of the time in any given month. In the event the guaranteed availability is not achieved, the Company generally is obligated to refund its WAN management fees for that month. The Company provides a reserve based on the estimated costs of these refunds. Historically, guarantee payments have not been significant.

Recent Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after December 15, 2003. The Company is currently evaluating the effect of Interpretation 46. At this time, the Company does not believe that the adoption of Interpretation 46 will have a material impact on our consolidated financial statements.

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

We may not operate profitably. Our ability to operate profitably in the future depends, among other things, on our ability to implement our business strategy, which includes broadening our service and channel partner bases, and on increasing sales of our services while maintaining sufficient gross profit margins. We must, among other things:

•	maintain satisfactory relationships with existing resellers and network equipment manufacturers;

•	establish relationships with additional channel partners for the resale of our services;

•	develop and sell other IT infrastructure management services;

•	renew the Frame Relay Plus agreement with AT&T beyond the ordering period that currently expires in June of 2004;

•	replace the revenue under the AT&T Managed Router Service agreement that will continue the transition that began in July 2003 to an internal AT&T operating unit;

•	maintain and develop a sales and marketing organization that can cost-effectively promote the sale of our services to existing and new customers at consistently sufficient levels;

•	develop new service offerings which effectively meet our customers’ needs and support and utilize ever-evolving technologic advancements;

•	develop software to make our principal existing service, ProWatch for WANs, as well as other services as they achieve larger volumes, more efficient and economical; and

•	maintain reliable, uninterrupted service from our network management center 24 hours per day, seven days per week.

Our revenues will decline significantly and our business will be adversely affected if we are not successful in replacing business being transitioned away by AT&T, and if AT&T discontinues, or materially reduces, its remaining business with us.

Sales to AT&T, which resells our services to its customers, accounted for 52% of our total revenues in fiscal year 2003 and 44% in the six months ended September 30, 2003. In February of 2003, we were notified by AT&T of its intention to exercise its right to terminate and transition all existing Managed Router Service orders beginning July 1, 2003, which began an eight-month transition period under this agreement. Managed Router Service revenue under this agreement accounted for approximately 16% of recurring IT Infrastructure management services revenues in fiscal year 2003 (12% in the six months ended September 30, 2003) and 22% of total revenues in fiscal year 2003 (17% in the six months ended September 30, 2003). In July of 2003, AT&T transitioned The Home Depot account to an AT&T internal service center. The revenue under this Home Depot agreement accounted for approximately 7% of recurring IT infrastructure management services revenues in fiscal year 2003 (5% in the six months ended September 30, 2003) and 7% of total revenues in fiscal year 2003 (6% in the six months ended September 30, 2003). Although we anticipate being able to replace this business over time, the termination of these agreements will result in diminished prospects for growth in revenues in the current fiscal year. Furthermore, we cannot be sure that we will be successful in our sales and marketing efforts to replace this business, or that AT&T will continue its remaining business with us.

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

Our revenues are difficult to forecast and may fluctuate for a number of reasons including:

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

We expect to continue to rely on resellers such as data networking value-added resellers and integrators and, to a lesser extent, telecommunications carriers to market our services. We must establish and develop these alternative sales channels in order to increase our revenues and become consistently profitable. We have a limited history of developing these sales channels, and we have established productive relationships with only a few resellers. While we have gained additional experience in managing sales through resellers, we have not yet achieved consistent results from such sales. Except for AT&T, these resellers have not generated significant sales of our services to date and may not succeed in marketing our services in the future.

Our agreements with resellers, including AT&T, generally do not require that the resellers sell any minimum level of our services and generally do not restrict the resellers’ development or sale of competitive services. We cannot be sure that these resellers will dedicate resources or give priority to selling our services. In addition, resellers may seek to make us reduce the prices for our services in order to lower the total price of their equipment, software or service offerings. Our resellers could use their own internal resources or third parties to replace our services as end user order terms expire.

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

Our strategy of selling our services primarily through resellers may result in our having weaker relationships with the end users of our services. This may inhibit our ability to gather customer feedback that helps us improve our services, develop new services and monitor customer satisfaction. We may also lose brand identification and brand loyalty, since our services may be identified by private label names or may be marketed differently by our resellers. A failure by any of our resellers to provide their customers with satisfactory products, services or customer support could injure our reputation and seriously damage our business. Our agreements with resellers may limit our ability to sell our services directly to the resellers’ customers in the future. If our resellers do not compete successfully against their competitors, we will typically lose such sales opportunities to those competitors.

Any material decrease in sales of our WAN management services will significantly reduce our total revenues and adversely affect our business.

Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 83% of our recurring network management services revenues in the six months ended September 30, 2003. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate a significant portion of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services and our ability to introduce enhanced versions of these services that make these services more efficient and economical.

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

During fiscal years 2003 and 2004, we made and will continue to make several changes and additions to our management team, including a new chief executive officer, and new leaders over our marketing, sales, development, program management and human resources areas. We are currently in the process of selecting a new leader for our operations organization. We believe that the individuals now comprising our management team bring experience to help us create, implement and drive our business strategy, and add breadth and depth of capability to our organization. While each new member of our management team has demonstrated capabilities in previous positions at other organizations, they are new to NetSolve. We may not be successful in meeting our goals if our management team, individually or collectively, is not able to meet expectations.

In order to support our business, we must continue to hire information technology professionals, who are in short supply.

We derive all of our revenues from IT infrastructure management services and related resales of equipment. These services can be extremely complex, and in general only highly qualified, highly trained IT professionals have the skills necessary to develop and provide these services. In order to continue to support our current and future business, we need to attract, motivate and retain a significant number of qualified IT professionals. Qualified IT professionals are in short supply, and we face significant competition for these professionals, from not only our competitors but also our end users, marketing partners and other companies throughout the IT infrastructure services industry. Other employers may offer IT professionals significantly greater compensation and benefits or more attractive career paths or geographic locations than we are able to offer. Any failure on our part to hire, train and retain a sufficient number of qualified IT professionals would seriously damage our business.

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

The Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and the operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Audit Committee has also pre-approved additional engagements of Ernst & Young LLP for the non-audit services of preparation of state and federal tax returns, and various small tax consulting services.

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

On October 16, 2003, the Company filed a Form 8-K reporting under Item “12 Results of Operation and Financial Condition” the Company’s press release, dated October 15, 2003, regarding its second quarter results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	NETSOLVE, INCORPORATED

	By:	/s/ DAVID D. HOOD

David D. Hood President and Chief Executive Officer

By:	/s/ KENNETH C. KIELEY

Kenneth C. Kieley Vice President-Finance, Chief Financial Officer and Secretary

By:	/s/ H. PERRY BARTH

H. Perry Barth Controller and Chief Accounting Officer