Form 10-Q
period 2003-12-31
NETSOLVE INC
filed 2004-02-12
CIK 1071342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

Commission File Number: 000-24983

NetSolve, Incorporated

(Exact name of the registrant as specified in its charter)

Delaware	75-2094811-2
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9500 Amberglen Boulevard

Austin, Texas 78729

(Address of principal executive offices, including zip code)

(512) 340-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock, $.01 par value, as of February 6, 2004: 11,606,649

NETSOLVE, INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	3/31/2003	12/31/2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,073	$19,161
Short-term investments	15,431	21,228
Restricted cash	354	356
Accounts receivable, net of allowance for doubtful accounts of $130 at March 31, 2003 and $182 at December 31, 2003	6,061	3,658
Prepaid expenses and other assets	1,883	4,118
Deferred tax assets	1,487	1,487

Total current assets	53,289	50,008

Property and Equipment:
Computer equipment and software	11,466	12,682
Furniture, fixtures and leasehold improvements	5,073	5,116
Other equipment	373	446

	16,912	18,244
Less accumulated depreciation and amortization	(10,690)	(11,457)

Net property and equipment	6,222	6,787

Deferred tax assets, net of current portion	1,375	1,385
Other assets	104	—

Total assets	$60,990	$58,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,839	$1,064
Accrued liabilities	3,098	3,256
Future obligations for idle facility	1,138	87
Deferred revenue	1,055	801

Total current liabilities	7,130	5,208

Deferred revenue, net of current portion	247	—

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized at March 31, 2003 and December 31, 2003; 15,613,690 issued and 11,455,204 outstanding at March 31, 2003 and 15,970,916 issued and 11,513,430 outstanding at December 31, 2003	156	159
Additional paid-in capital	81,732	83,554
Treasury stock	(28,891)	(30,888)
Retained earnings	616	147

Total stockholders’ equity	53,613	52,972

Total liabilities and stockholders’ equity	$60,990	$58,180

See accompanying notes.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	12/31/2002	12/31/2003	12/31/2002	12/31/2003
	(unaudited)		(unaudited)
Revenues:
IT infrastructure management services	$10,434	$9,278	$30,606	$29,087
Maintenance and equipment	2,607	1,823	7,126	6,422

Total revenues	13,041	11,101	37,732	35,509

Costs of revenues:
IT infrastructure management services	6,089	5,703	18,110	17,506
Maintenance and equipment	1,859	1,117	4,877	4,435

Total costs of revenues	7,948	6,820	22,987	21,941

Gross profits:
IT infrastructure management services	4,345	3,575	12,496	11,581
Maintenance and equipment	748	706	2,249	1,987

	5,093	4,281	14,745	13,568

Operating expenses:
Development	1,050	1,231	2,801	3,995
Selling and marketing	1,867	2,196	5,386	6,634
General and administrative	1,457	1,149	3,605	4,009

Total operating expenses	4,374	4,576	11,792	14,638

Operating income (loss)	719	(295)	2,953	(1,070)

Other income (expense):
Interest income	186	133	604	363
Interest expense	—	(1)	(1)	(1)
Other, net	5	(2)	20	(2)

Total other income	191	130	623	360

Income (loss) before income taxes	910	(165)	3,576	(710)
Income tax expense (benefit)	346	(33)	1,306	(241)

Net income (loss)	$564	$(132)	$2,270	$(469)

Basic net income (loss) per share	$0.05	$(0.01)	$0.19	$(0.04)
Weighted average shares used in basic per share calculation	11,747	11,141	11,919	11,381

Diluted net income (loss) per share	$0.05	$(0.01)	$0.18	$(0.04)
Weighted average shares used in diluted per share calculation	12,372	11,141	12,630	11,381

See accompanying notes.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	12/31/2002	12/31/2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,270	$(469)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,828	2,474
Amortization of deferred compensation	22	—
Loss on disposition of property and equipment	184	65
Change in assets and liabilities:
Reduction in future rentals for idle facility	(1,151)	(1,051)
Accounts receivable, net	(1,132)	2,403
Prepaid expenses and other assets	(201)	(2,131)
Deferred tax assets	16	(10)
Accounts payable	(535)	(775)
Accrued liabilities	1,139	158
Deferred revenue	(440)	(501)

Net cash provided by operating activities	3,000	163

Cash flows from investing activities:
Purchases of short-term investments	(3,973)	(36,147)
Sale of short-term investments	—	30,350
Transfer of funds to restricted cash	(4)	(3)
Purchases of property and equipment	(1,910)	(3,103)
Proceeds from the sale of property and equipment	12	—

Net cash used in investing activities	(5,875)	(8,903)

Cash flows from financing activities:
Repurchase of common stock	(3,176)	(1,997)
Proceeds from exercise of common stock options and warrants	88	1,825

Net cash used in financing activities	(3,088)	(172)

Net change in cash and cash equivalents	(5,963)	(8,912)
Cash and cash equivalents, beginning of period	47,160	28,073

Cash and cash equivalents, end of period	$41,197	$19,161

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1

Income taxes paid	$3	$4

See accompanying notes.

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Information with respect to the three and nine months ended December 31, 2002 and 2003 is unaudited.

1. Organization and Description of the Company

NetSolve, Incorporated, a Delaware corporation (the “Company”), engages in the business of providing information technology (IT) infrastructure management services. These services include network configuration and design, installation and implementation coordination, fault diagnosis and resolution, and ongoing IT infrastructure management. The Company also resells CPE (customer premise equipment) maintenance contracts and data network equipment manufactured by selected leading suppliers of these products. The Company also licenses its software in other countries. The Company’s IT infrastructure management services are designed to allow its customers to selectively outsource IT infrastructure management in order to simplify the timely migration to new technologies, and increase network reliability, performance and security while reducing overall IT infrastructure operating costs.

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

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

A reconciliation of the denominators used in computing per share net income (loss) is as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2002	2003	2002	2003
Numerator:
Net income (loss)	$564	$(132)	$2,270	$(469)

Denominator:
Denominator for basic net income (loss) per share-weighted average common stock outstanding	11,747	11,141	11,919	11,381

Dilutive common stock equivalents-common stock outstanding	625	—	711	—

Denominator for diluted net income (loss) per share-weighted average common stock outstanding and dilutive common stock equivalents	12,372	11,141	12,630	11,381

4. Contingencies

In December 2001, the Company and certain of its officers and directors, as well as the underwriters of its initial public offering (“IPO”) and hundreds of other companies (“Issuers”), directors and officers and IPO underwriters, were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption In re Initial Public Offering Securities Litigation, Case No. 91 MC 92. In the amended complaint, the plaintiffs allege that the Company, certain of our officers and directors and our IPO underwriters violated section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

December 31, 2003

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

The following weighted-average assumptions were used to estimate the fair value of options:

	Nine months ended December 31,
	2002	2003
Expected life	4 years	4 years
Expected volatility	62.5%	49.7%
Risk-free interest rate	2.7%	2.5%
Dividend expense yield	None	None

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2002	2003	2002	2003
Reported net income (loss)	$564	$(132)	$2,270	$(469)
Total stock based employee compensation expense included in the determination of net loss as reported, net of related tax effects	—	—	—	—
Total stock based employee compensation expense determined under the fair value method for all awards, net of related taxes	(812)	(741)	(2,379)	(2,072)

Pro forma net income (loss) from continuing operations (in thousands)	$(248)	$(873)	$(109)	$(2,541)

Basic net income (loss) per share:
Reported net income (loss) per share	$0.05	$(0.01)	$0.19	$(0.04)
Pro forma basic net income (loss) per share	$(0.02)	$(0.08)	$(0.01)	$(0.22)

Diluted net income (loss) per share
Reported net income (loss) per share	$0.05	$(0.01)	$0.18	$(0.04)
Pro forma diluted net income (loss) per share	$(0.02)	$(0.08)	$(0.01)	$(0.22)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report and other presentations made by us contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as “expects,” “anticipates,” “intends,” “believes” or similar words indicating future events. They include, among others, statements relating to trends and projections in revenue and orders from customers for our services, company growth, sales, margin and expenses, cash flow needs and the drivers behind those trends and projections and orders from customers for our services; the size and growth potential of the IT infrastructure management industry; trends in sales of our services and products and resulting revenues; our ability to retain current customer arrangements and develop new arrangements; our ability to replace the business lost by the termination and transition of the AT&T Managed Router Service Agreement and the AT&T Home Depot agreement and the impact of the termination of those agreements; our ability to develop new service offerings and the market acceptance of such offerings; our ability to implement our growth strategy; our ability to develop new reseller arrangements; the level of any stock repurchases we may undertake; payments requested by customers regarding our WAN guarantee or any of our other services guarantees; the amount of any added costs from anticipated new sales, marketing and development efforts, our reliance on resellers, the continued development of new service offerings and competition; the outcome of pending litigation; revenues derived from AT&T and other customers; our ability to attract and retain a qualified workforce; our ability to protect our intellectual property rights; and the impact of changes in accounting rules.

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

Overview

We provide a range of IT infrastructure management services that allow enterprises and carriers to outsource some or all IT infrastructure-specific activities in order to increase IT infrastructure availability, performance and security while reducing overall IT infrastructure operations cost, and simplifying timely migration to new technologies. We have also licensed our software in another country. Our first software licensing agreement occurred in the quarter ended September 30, 2001. This agreement allows another organization to utilize our technology to provide remote IT infrastructure management services to its customers in another country. Additionally, on October 1, 2001, we announced the offering of remote IT infrastructure management for Cisco Systems, Inc. Architecture for Voice, Video and Integrated Data (AVVID) Internet Protocol IP Telephony (IPT).

Revenues

Our revenues consist of IT infrastructure management services revenues as well as maintenance and equipment resales. Our IT infrastructure management services include both recurring and nonrecurring revenues:

•	Revenues from recurring services represent monthly fees charged to resellers or end users for our IT infrastructure management services, and software licensing, royalty and maintenance fees. Recurring IT infrastructure management services revenues are typically based on a fixed monthly fee per customer site or device and are recognized in the period in which the services are rendered. For the nine months ended December 31 2003, approximately 88% of IT infrastructure management services revenues were from recurring services.

•	Nonrecurring IT infrastructure management services consist primarily of project implementation services and equipment installation services. Nonrecurring IT infrastructure management services primarily relate to services performed to assist customers in implementing new networks. Nonrecurring IT infrastructure management revenues are also earned when implementing IT infrastructure management services for existing networks; however, the level of work and related fees are both lower. Nonrecurring IT infrastructure management services revenues are generally recognized upon completion of the assignment or service. For example, we charge fees for project implementation services on a per-location or per-device basis and we recognize revenues associated with these services upon completion of the network implementation for the location or device.

Our IT infrastructure management services revenues are derived from contracts with telecommunications carriers, system integrators and value-added resellers of networking equipment and services, and enterprises to which we sell directly through our sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. IT infrastructure management services revenues also include software licensing, usage royalties, maintenance fees and professional fees. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of IT infrastructure management services revenues were less than 1% in each of fiscal years 2002 and 2003 and in the nine months ended December 31, 2003. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in most cases, require that we continue providing services throughout the term of the reseller’s contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

We first entered into a reseller arrangement with AT&T in 1995. We subsequently entered into other agreements and since 1999 have had three primary reseller agreements with AT&T: one for managed router service; one for managed DSU service marketed by AT&T as part of its Frame Plus offering; and one for the management of the WAN of one large customer – The Home Depot. These agreements accounted for $6.0 million in revenues in the quarter ended March 31, 2003.

In February 2003, we were notified by AT&T of its intention to terminate the managed router service agreement over an eight-month transition period beginning July 1, 2003. In May 2003, we were notified by AT&T of its intention to terminate the Home Depot agreement in July of 2003. As a result of these terminations, total revenues from AT&T decreased to $3.9 million in the quarter ended December 31, 2003 from $6.6 million in the quarter ended December 31, 2002. Additionally, we anticipate total revenues from AT&T to sequentially decline to approximately $3.2 and $2.7 million in the quarters ended March 31, 2004 and June 30, 2004, respectively.

We expect that we will offset these declines in revenues from AT&T with increased IT infrastructure management revenues from other reseller channels and direct sales.

Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S. based customers.

We anticipate that we will grow the Company’s revenue by developing new services internally and through expansion of our sales efforts in existing and future channels. We may also elect to enhance our future growth prospects by engaging in M&A activities on an opportunistic basis.

Results of Operations

Three months ended December 31, 2002 compared to three months ended December 31, 2003

Revenues

Total revenues. Total revenues decreased 15%, from $13.0 million in the three months ended December 31, 2002 to $11.1 million in the three months ended December 31, 2003.

IT infrastructure management services. Revenues from IT infrastructure management services decreased 11%, from $10.4 million in the three months ended December 31, 2002 to $9.3 million in the three months ended December 31, 2003, representing 80% of total revenues in the three months ended December 31, 2002 and 84% in the three months ended December 31, 2003. The dollar decrease was due primarily to the terminations of the AT&T agreements as discussed above and to a lesser extent a decrease in implementation services due to a decrease in the level of new installations from carrier agreements utilizing those services. This decrease was partially offset by increased revenue of approximately $400,000 from software licensing fees and to a lesser extent increased revenue of approximately $285,000 due to an increase in the number of devices under management for channels other than AT&T. Revenue growth in IT infrastructure management services is expected to be adversely impacted in the quarter ending March 31, 2004 due to the terminations of the AT&T Managed Router Service agreement discussed above.

Maintenance and equipment. Maintenance and equipment revenues decreased 30%, from $2.6 million in the three months ended December 31, 2002 to $1.8 million in the three months ended December 31, 2003. These revenues decreased primarily as a result of lower maintenance revenues related to the terminations of the AT&T agreements discussed above and to a lesser extent lower equipment sales. This decrease was partially offset by an increase in the number of devices under maintenance contracts by direct customers.

Costs of revenues

Cost of IT infrastructure management services. Cost of IT infrastructure management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide IT infrastructure management services, and the costs of third-party providers of CPE installation services. Cost of IT infrastructure management services is expensed as incurred. Cost of IT infrastructure management services decreased 6%, from $6.1 million in the three months ended December 31, 2002 to $5.7 million in the three months ended December 31, 2003, representing 58% of IT infrastructure management services revenues in the three months ended December 31, 2002 and 61% in the three months ended December 31, 2003. The dollar decrease was due primarily to a decrease in depreciation expense on equipment used to provide IT infrastructure management services and due to a decrease in the number of employees. The increase in percentage is due to the decrease in IT infrastructure management revenue.

Cost of maintenance and equipment. Cost of maintenance and equipment includes the purchase of maintenance contracts and CPE from manufacturers and distributors for resale to resellers and end users. These costs are expensed in the period the related revenues are recognized. Cost of maintenance and equipment decreased 40% from $1.9 million in the three months ended December 31, 2002 to $1.1 million in the three months ended December 31, 2003, representing 71% of maintenance and equipment revenues in the three months ended December 31, 2002 and 61% of maintenance and equipment revenues in the three months ended December 31, 2003. The decrease in dollars was primarily due to a decrease in maintenance and equipment revenue. The decrease in percentage was primarily due to a decrease in equipment sales as a percentage of maintenance and equipment revenue which generally has lower gross margins than CPE maintenance revenue and higher margins for maintenance revenue related to the terminations of the AT&T Managed Router Service agreements discussed above.

Operating expenses

Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our IT infrastructure management services, developing our Web-enabled software applications that provide customers access to IT infrastructure management information, and defining and developing operating processes for new services. Development expenses increased 17% from $1.1 million in the three months ended December 31, 2002 to $1.2 million in the three months ended December 31, 2003, representing 8% of total revenues in the three months ended December 31, 2002 and 11% in the three months ended December 31, 2003. The increase in dollars and as a percentage of revenue was due to an increase in the number of software and service development personnel, including contract programming personnel, devoted to the development and enhancement of IT infrastructure management tools and our network management services. This increase in spending is in accordance with our strategic objective of expanding our service offerings in order to accelerate revenue growth.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 18%, from $1.9 million in the three months ended December 31, 2002 to $2.2 million in the three months ended December 31, 2003, representing 14% of total revenues in the three months ended December 31, 2002 and 20% in the three months ended December 31, 2003. The increase in dollars and as a percentage of revenue was due to our decision to increase spending in this area in accordance with our strategic objective of expanding our sales efforts in order to accelerate revenue growth. The increase in spending was due primarily to the addition of sales and marketing personnel and to a lesser extent increased spending related to creating market awareness. This increase was partially offset by the absence of costs of approximately $154,000 related to recruiting for new executives and executive severance packages that occurred in the three months ended December 31, 2002.

General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments and the cost of an idle facility during the five quarters ending June 30, 2002. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses decreased 21%, from $1.5 million in the three months ended December 31, 2002 to $1.1 million in the three months ended December 31, 2003, representing 11% of total revenues in the three months ended December 31, 2002 and 10% in the three months ended December 31, 2003. The dollar and percentage decrease was due primarily to costs of approximately $481,000 related to strategic consulting and executive severance packages that occurred in the three months ended December 31, 2002. This decrease was partially offset by increased expenses related to the addition of general and administrative personnel.

Other income, net

Other income, net consists primarily of interest income earned on our cash balances. Other income, net decreased from $191,000 in the three months ended December 31, 2002 to $130,000 in the three months ended December 31, 2003, representing 1% of total revenues in the three months ended December 31, 2002 and 2003. The decrease was due primarily to lower average interest rates on cash balances for the three months ended December 31, 2003 compared to the same period in the prior year and to a lesser extent lower average cash balances for the three months ended December 31, 2003 compared to the same period in the prior year.

Nine months ended December 31, 2002 compared to nine months ended December 31, 2003

Revenues

Total revenues. Total revenues decreased 6%, from $37.7 million in the nine months ended December 31, 2002 to $35.5 million in the nine months ended December 31, 2003.

IT infrastructure management services. Revenues from IT infrastructure management services decreased 5%, from $30.6 million in the nine months ended December 31, 2002 to $29.1 million in the nine months ended December 31, 2003, representing 81% of total revenues in the nine months ended December 31, 2002 and 82% in the nine months ended December 31, 2003. The dollar decrease was due primarily to the termination of the AT&T agreements as mentioned earlier and to a lesser extent a decrease in implementation services due to a decrease in the level of new installations from carrier agreements utilizing those services. This decrease was partially offset by an increase in the number of devices under management for channels other than AT&T and to a lesser extent increased revenue from software licensing fees.

Maintenance and equipment. Revenues from maintenance and equipment decreased 10%, from $7.1 million in the nine months ended December 31, 2002 to $6.4 million in the nine months ended December 31, 2003. These revenues decreased primarily as a result of lower equipment revenue offset by higher maintenance revenue due to an increase in the number of devices under contract during the period.

Costs of revenues

Cost of IT infrastructure management services. Cost of IT infrastructure management services decreased 3%, from $18.1 million in the nine months ended December 31, 2002 to $17.5 million in the nine months ended December 31, 2003, representing 59% of IT infrastructure management services revenues in the nine months ended December 31, 2002 and 60% in the nine months ended December 31, 2003. The dollar decrease was due primarily to a decrease in depreciation expense on equipment used to provide IT infrastructure management services and to a lesser extent due to a decrease in the number of employees. This decrease was partially offset by an increase in employee severance payments resulting from a reduction in force.

Cost of maintenance and equipment. Cost of maintenance and equipment decreased 9%, from $4.9 million in the nine months ended December 31, 2002 to $4.4 million in the nine months ended December 31, 2003, representing 68% of maintenance and equipment revenues in the nine months ended December 31, 2002 and 69% of maintenance and equipment revenues in the nine months ended December 31, 2003. The decrease in dollars was primarily due to the decrease in equipment revenue.

Operating expenses

Development. Development expenses increased 43% from $2.8 million in the nine months ended December 31, 2002 to $4.0 million in the nine months ended December 31, 2003, representing 7% of total revenues in the nine months ended December 31, 2002 and 11% in the nine months ended December 31, 2003. The increase in dollars and as a percentage of revenue was due to an increase in the number of software and service development personnel, including contract programming personnel, devoted to the development and enhancement of IT infrastructure management tools and our network management services. This increase in spending is in accordance with our strategic objective of expanding our service offerings in order to accelerate revenue growth.

Selling and marketing. Sales and marketing expenses increased 23%, from $5.4 million in the nine months ended December 31, 2002 to $6.6 million in the nine months ended December 31, 2003, representing 14% of total revenues in the nine months ended December 31, 2002 and 19% in the nine months ended December 31, 2003. The increase in dollars and as a percentage of revenue was due to our decision to increase spending in this area in accordance with our strategic objective of expanding our sales efforts in order to accelerate revenue growth. The increase in spending was due primarily to the addition of sales and marketing personnel and to a lesser extent increased spending related to creating market awareness and outside commissions for acquired customers. This increase was partially offset by the absence of spending related to identifying software licensing opportunities overseas as well as costs of approximately $154,000 related to recruiting for new executives and executive severance packages that occurred in the previous year.

General and administrative. General and administrative expenses increased 11%, from $3.6 million in the nine months ended December 31, 2002 to $4.0 million in the nine months ended December 31, 2003, representing 10% of total revenues in the nine months ended December 31, 2002 and 11% in the nine months ended December 31, 2003. The dollar and percentage increase was due primarily to approximately $276,000 related to acquisition activities, the addition of general and administrative personnel, and increased insurance and legal fees. This increase was partially offset by $419,000 of spending in the nine months ended December 31, 2002 related to rent and operating costs of an idle facility that were not a factor in the current year.

Other income, net

Other income, net decreased from $623,000 in the nine months ended December 31, 2002 to $360,000 in the nine months ended December 31, 2003, representing 2% of total revenues in the nine months ended December 31, 2002 and 1% in the nine months ended December 31, 2003. The decrease was due primarily to lower average interest rates on cash balances for the nine months ended December 31, 2003 compared to the same period in the prior year and to a lesser extent lower average cash balances for the nine months ended December 31, 2003 compared to the same period in the prior year.

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

Liquidity and capital resources

Net cash provided by operating activities during the nine month periods ended December 31, 2002 and December 31, 2003 was $3.0 million and $163,000, respectively, primarily due to net income of $2.3 million in the nine months ended December 31, 2002 and a decrease in accounts receivable during the nine months ended December 31, 2003 offset by increases in prepaid maintenance due to our primary maintenance provider billing us annually in advance as opposed to billing us quarterly in arrears in the prior year.

We used $1.9 million during the nine months ended December 31, 2002 and $3.1 million in the nine months ended December 31, 2003 to purchase capital assets which included leasehold improvements related to the addition of our new facility in 2002 and to purchase capital assets used in the delivery of our network management services in both years. We currently have no material commitments for capital expenditures. We used $4.0 million during the nine months ended December 31, 2002 and $36.1 million in the nine months ended December 31, 2003 to purchase short-term investments. Cash provided by the maturity of short-term investments during the nine month period ending December 31, 2003 was $30.4 million.

We used $2.0 million during the nine months ended December 31, 2003 to repurchase 299,000 shares of our common stock compared to $3.2 million used during the nine months ended December 31, 2002 to purchase 449,000 shares of our common stock. We have approval from our Board of Directors to purchase up to an aggregate of six million shares, including those previously repurchased. Since the inception of the stock repurchase program, the Company has repurchased 4.5 million shares of its common stock at an aggregate price of approximately $30.9 million. The extent and timing of any additional repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including use in connection with the Company’s stock option plans, or may be retired.

As of December 31, 2003, we had $40.4 million in cash and short-term investments, $3.7 million in net accounts receivable and $44.8 million in working capital. We believe that our current cash balances, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures, stock buy back program and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we initiate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and/or private equity offerings and debt financings, sales of nonstrategic assets and other financing arrangements.

As of December 31, 2003, we have no debt or off-balance sheet debt. As of December 31, 2003, we have noncancelable operating lease obligations of approximately $3.8 million. At December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Revenue Recognition

IT infrastructure management services revenues are recognized in the period services are provided by NetSolve, whether sold directly or through resellers, based upon rates established by contract. These amounts are adjusted to the extent of any reserves affecting the realization of these revenues as described below. The typical contract terms are from 24 to 36 months and provide for services, consisting primarily of project implementation services at a fixed fee per customer site or device, as well as recurring services which are provided at a fixed monthly fee per customer site or device over the life of the contract. Revenues for project implementation services are recognized upon completion of the assignment or service, and recurring revenues are recognized on a monthly basis as the services are performed. Revenue from software licensing arrangements is deferred and amortized on a straight-line basis over the licensing agreement’s term. Revenue from software royalty fees are based on a flat fee per device and are recognized monthly. Equipment revenues are recognized in the period the equipment is shipped to the customer. Equipment revenues from assets leased by the Company’s lease financing subsidiary are recognized upon the sale of the equipment and the related lease to a third-party lessor on a nonrecourse basis following installation of the equipment. Other revenues, which consist primarily of equipment maintenance services, are recognized in the period services are provided.

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

Recent Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin NO. 51. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity (“VIE”), the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.

In October 2003, the FASB issued Staff Position No. 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” (“FSP FIN 46-6”) in which the FASB agreed to defer, for public companies, the required effective dates to implement FIN 46 for interests held in a variable interest entity or potential VIE that was created before February 1, 2003. As a result of FSP FIN 46-6, a public entity need not apply the provisions of FIN 46 to an interest held in a VIE or potential VIE until the end of the first interim or annual period ending after December 15, 2003, if the VIE was created before February 1, 2003 and the public entity has not issued financial statements reporting that VIE in accordance with FIN 46, other than in the disclosures required by FIN 46. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. We are currently evaluating the effect of Interpretation 46. At this time, we do not believe that the adoption of Interpretation 46 will have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” (“SAB No. 104”) which revises or rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

Sales to AT&T, which resells our services to its customers, accounted for 52% of our total revenues in fiscal year 2003 and 41% in the nine months ended December 31, 2003. In February of 2003, we were notified by AT&T of its intention to exercise its right to terminate and transition all existing Managed Router Service orders beginning July 1, 2003, which began an eight-month transition period under this agreement. Managed Router Service revenue under this agreement accounted for approximately 16% of recurring IT Infrastructure management services revenues in fiscal year 2003 (11% in the nine months ended December 31, 2003) and 22% of total revenues in fiscal year 2003 (16% in the nine months ended December 31, 2003). In July of 2003, AT&T transitioned The Home Depot account to an AT&T internal service center. The revenue under this Home Depot agreement accounted for approximately 7% of recurring IT infrastructure management services revenues in fiscal year 2003 (3% in the nine months ended December 31, 2003) and 7% of total revenues in fiscal year 2003 (4% in the nine months ended December 31, 2003). Although 78% of this business was replaced by growth in non-AT&T channels in the nine months ended December 31, 2003, the termination of these agreements is anticipated to result in lower revenues for the quarter ending March 31, 2004. Furthermore, we cannot be sure that we will continue to be successful in our sales and marketing efforts to replace this business, or that AT&T will continue its remaining business with us.

Our Frame Relay Plus agreement with AT&T is not an exclusive arrangement. We cannot assure that AT&T will continue to sell our services to existing or additional AT&T customers or continue to utilize our services following the expiration of the service terms set forth in our agreements with AT&T, and a further reduction in this business from any cause would result in diminished revenues for an extended period of time as we attempted to replace that business.

Our quarterly results may fluctuate and cause the price of our common stock to fall.

Our revenues and results of operations are difficult to predict and may fluctuate significantly from quarter to quarter. If either our revenues or results of operations fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically.

Our revenues are difficult to forecast and may fluctuate for a number of reasons including:

•	the market for IT infrastructure management services is still evolving, and we have no reliable means to assess overall customer demand;

•	we derive a majority of our revenues from AT&T and other resellers, and our revenues therefore depend significantly on the willingness and ability of AT&T and those other resellers to sell our services to their customers;

•	we may not be able to renew or retain existing end user and reseller relationships;

•	we may not be able to attract additional resellers to market our services as expected;

•	we expect to continue encouraging end users to purchase equipment and equipment maintenance services from other sources; therefore, we anticipate that our revenues from equipment hardware and maintenance resales will continue to decline as we seek to manage our mix of revenues;

•	we may not add new end users as rapidly as we expect;

•	the implementation schedules of our customers may vary in duration, resulting in higher or lower levels of new recurring IT infrastructure management services revenues and fluctuating levels of the related nonrecurring revenues;

•	we may lose existing end users as the result of competition, problems with our services or, in the case of end users who are customers of our resellers, problems with the reseller’s services or an unwillingness by our resellers to renew their agreements with us; and

•	we may not be able to develop new or improved services as rapidly as they are needed.

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

Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 82% of our recurring network management services revenues in the nine months ended December 31, 2003. Likewise, a substantial portion of our nonrecurring network management services and equipment resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate a significant portion of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services and our ability to introduce enhanced versions of these services that make these services more efficient and economical.

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

During fiscal years 2003 and 2004, we made several changes and additions to our management team, including a new chief executive officer, and new leaders over our service delivery, marketing, sales, development, program management and human resources areas. We believe that the individuals now comprising our management team bring experience to help us create, implement and drive our business strategy, and add breadth and depth of capability to our organization. While each new member of our management team has demonstrated capabilities in previous positions at other organizations, they are new to NetSolve. We may not be successful in meeting our goals if our management team, individually or collectively, is not able to meet expectations.

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

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and the operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In December 2001, the Company and certain of its officers and directors, as well as the underwriters of its initial public offering (“IPO”) and hundreds of other companies (“Issuers”), directors and officers and IPO underwriters, were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption In re Initial Public Offering Securities Litigation, Case No. 91 MC 92. In the amended complaint, the plaintiffs allege that the Company, certain of our officers and directors and our IPO underwriters violated section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

ITEM NUMBER	EXHIBIT

31.1	Certification of David D. Hood, the registrant’s chief executive officer, required pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth C. Kieley, the registrant’s chief financial officer, required pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David D. Hood, the registrant’s chief executive officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth C. Kieley, the registrant’s chief financial officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 14, 2004, the Company filed a Form 8-K reporting under Item 12 “Results of Operation and Financial Condition” the Company’s press release, dated January 14, 2004, regarding its third quarter results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2004	NETSOLVE, INCORPORATED

	By:	/s/ David D. Hood

David D. Hood President and Chief Executive Officer

	By:	/s/ Kenneth C. Kieley

Kenneth C. Kieley Vice President-Finance, Chief Financial Officer and Secretary

	By:	/s/ H. Perry Barth

H. Perry Barth Controller and Chief Accounting Officer