Form 10-K
period 2004-03-31
NETSOLVE INC
filed 2004-06-09
CIK 1071342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes ☐ No ☒

On April 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $54,655,853 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Registrant’s Common Stock). On April 30, 2004, there were 11,645,856 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the Registrant’s 2004 Annual Meeting of Stockholders to be held on July 14, 2004, which will be filed with the Commission not later than 120 days subsequent to March 31, 2004, are incorporated by reference into Part III of this report.

NETSOLVE, INCORPORATED

Item 1.	BUSINESS

NetSolve provides a range of information technology (IT) infrastructure management services that provide businesses an efficient and reliable alternative to managing their IT infrastructure internally. These services allow enterprises to selectively outsource some or all of their IT infrastructure management to increase availability, performance and security while reducing overall IT infrastructure operations cost, and simplifying timely migration to new technologies. Our services offerings are designed to operate our customers’ IT infrastructure, including monitoring, fault diagnosis, fault resolution, and performance management and reporting. We provide our IT infrastructure management services remotely 24 hours a day, 365 days a year from our Network Management Center (NMC) in Austin, Texas. We develop software tools as well as integrate commercial off-the-shelf (COTS) tools to operate an integrated suite of proactive management software. We use this software suite along with our processes to deliver our services and also to provide our customers access to real-time network status and other reports via a secure Internet portal. We have offered IT infrastructure management services since 1995 and currently have over 850 end user customers representing more than 35,000 managed sites in 75 countries. Our solutions are designed to meet the requirements of multiple industries and enterprises of all sizes. Our services are sold primarily on an indirect basis through reseller channels such as AT&T, Berbee, IBM and Intergraph, and directly to end users.

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

Full breadth of IT infrastructure management services. Our services are generally marketed under the brand name ProWatch®. Our ProWatch suite of services covers issues encountered by customers in the LAN (local area network), IPT (IP Telephony), WAN (wide area network), network security, server and certain software application infrastructure areas of their business. The ProWatch suite covers the entire operating lifecycle of an enterprise’s network requirements, including fault, configuration and performance management.

Reduced costs. Singularly focused on remote management of IT infrastructure, we are able to spread personnel-related costs, as well as costs of necessary network infrastructure, software and tools, across hundreds of end users. As a result, we are typically able to offer a more efficient management solution at a lower cost than internally managed solutions.

Increased business impact. Our end users do not have to use their internal resources to respond to the time-consuming and interrupt-driven responsibilities of daily IT infrastructure operations. Hence, these organizations can focus their resources on applying technology to improve their business.

Expertise. Our team of IT infrastructure professionals is continually trained on current and emerging IT infrastructure technologies. As IT infrastructure management is our only business, this team can focus on operating networks without being encumbered or distracted by other IT tasks. Our IT infrastructure management professionals act as an extension to our customer’s internal IT staff. Additionally, our customers benefit by having a skilled team of networking professionals and tools applied to their IT infrastructure. Our tools and people have applied knowledge that has resulted from managing hundreds of networks over many years. An issue may occur on one customer’s network that is unique to that network; nevertheless, because of our expertise, it may be an issue that is similar to ones we have faced in the past. Our team is able to apply that knowledge and potentially save time and costs associated with decreased downtime and shorter resolution. We also report to end users on a regular basis recommending upgrades or changes when appropriate.

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

Enhanced IT infrastructure control. Our IT infrastructure management customers have access to Pro-Watch Exchange®, our network management Web portal. With this tool, our customers can maintain ultimate control and visibility of critical network and device status and information through real-time status of every device we manage for them, as well as on-demand network performance reports.

Strategy

Our goal is to be the leading provider of selective outsourcing solutions for the remote management of IT infrastructure. The key elements of our strategy include the following:

Deliver targeted solutions and expand service offerings. We are focused on solving IT infrastructure management needs for enterprises that are assimilating new technology, attempting to solve complex IT issues, and/or wanting to increase performance or reduce costs. We believe that the market to provide end-to-end IT infrastructure management services for enterprises on a remote basis is still emerging and that most providers’ solutions are less comprehensive than our solutions. We intend to expand the technologies we support in terms of types of devices, network transport technologies, and networking equipment providers. We also intend to use these expanded capabilities to create specific applications support services such as those we have previously introduced for infrastructure security and IPT.

Add and enhance our reseller channel relationships. We intend to continue to market our services primarily through reseller channels although some customers may purchase services directly from us. We intend to adapt our services to be flexible add-ins to the needs of our larger reseller channels whose customers can benefit from the cost-effective, high performance management solutions we can jointly provide. In these instances, our goal will be for our reseller channels to utilize our services as a key component of their design solutions, transport services, consulting and integration services, or network equipment. By viewing these reseller channels as end-users, and focusing on their requirements and business drivers as opposed to just the requirements of the end-user customer, we believe we can ultimately meet the needs of more end-user customers and accelerate growth.

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

Our services include the remote management of channel service units (CSU), data service units (DSU), routers, switches, firewalls, network intrusion detection devices, host-based intrusion detection software, voice over Internet Protocol (IP) devices, servers, and software infrastructure applications. Historically, we have sold these services independently under our ProWatch brand such as ProWatch for WANs®, ProWatch for LANs® and ProWatch Secure®.

The WAN service includes management of the WAN-attached router; the CSU connecting the router to the transport provider’s Frame Relay, asynchronous transfer mode (ATM), or IP service; and the transport provider’s network services. Our ProWatch for WANs service generally includes a guarantee to provide the customer end-to-end network availability for at least 99.5% of the time in any given month, with the customer generally receiving a refund of all or a portion of the management fee in any month the guaranteed availability rate is not achieved. Approximately 81% of our recurring IT infrastructure management services revenues were derived from our ProWatch for WANs and related WAN services in fiscal year 2004.

In addition to the management of the WAN infrastructure between customer locations, we provide management of the LAN, server, and virtual private network (VPN). With our LAN management service we measure, monitor and manage the routers, switches and intelligent hubs in a local area network.

ProWatch for ServersSM is a server monitoring service that is available to ProWatch for LAN customers as an add-on service. The Server service provides for 24 X 365 monitoring, auto-ticketing and auto-notification for up/down availability; key Microsoft NT/Win2K services and Unix processes; environmentals (disk drives, fans, power supplies); key system parameters (CPU utilization, disk space, memory); basic application response service monitoring and auto-restart of standard services such as HTTP, SNMP and FTP; and fault validation that detected issues are a server issue and not a LAN issue.

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

Firewall Management. The firewall management service provides active management of the firewall, which is the electronic barrier between network segments. Security engineers review firewall logs and event streams to detect suspicious activity. Our ProWatch Secure Managed Firewall Service supports Cisco’s PIX Firewall series and Checkpoint firewalls.

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

We combine remote router, switch, security and server management capabilities to provide a remote management solution for IPT. NetSolve’s IPT service currently delivers remote operations support services for Cisco’s Architecture for Voice, Video and Integrated Data (AVVID). AVVID integrates telephony functions onto IP-based LANs eliminating the need for PBX equipment and enabling converged voice and data applications. The IPT service is intended for use in conjunction with an AVVID IP Telephony Certified Cisco Partner that provides Plan, Design, Implement (PDI) services. Operations managed by NetSolve consist of the ongoing management and reporting services for an IP Network and its IP Telephony functionality after the PDI activities are complete.

Our Web-enabled IT infrastructure management tools provide end users with access to up-to-date status information of their networks and are designed to give end users increased understanding of their networks while they outsource the IT infrastructure management to NetSolve. Access to this information is included as a component of our standard IT infrastructure management services and is provided to end users at no additional charge. End users access these tools through a standard web browser using our ProWatch Exchange Web portal. ProWatch Exchange provides trouble ticket status and history. An active network map displays the status of all managed devices in an end user’s network and online viewing access to the monthly availability and on-demand performance reports included with the various IT infrastructure management services.

Maintenance and equipment services

We resell on-site maintenance services, primarily to customers who have purchased the associated equipment from us. These services address issues associated with hardware failures and software bugs, as well as software upgrades provided for under the equipment provider’s maintenance contract. These maintenance services are provided by Cisco, Vital Networks, Equant and 3Com or their successors. Our strategy is to focus on sales of our IT infrastructure management services and to de-emphasize maintenance services. We therefore anticipate that sales of new maintenance contracts will not be significant and that these revenues most likely will decline over time.

We have also historically resold customer premise equipment from leading network equipment manufacturers or their resellers in conjunction with the sale of our services. This equipment constitutes some of the primary components of the end-user networks we manage. Sales of equipment were less than one percent of total revenues in fiscal year 2004. We expect future sales will not be significant and that at some point these services could be eliminated from our offerings.

Customers and Reseller Channels

Our solutions have historically primarily addressed the needs of middle market enterprises, roughly defined as companies that have between 100 and 1,000 employees and annual revenues between $25 million and $500 million. While we believe this continues to be a key opportunity area for our solutions, we also provide services to larger enterprises that can utilize our standard packaged services without requiring significant customization and believe these enterprises also represent an opportunity for future sales. We currently have over 850 end users representing over 35,000 managed sites. Our end users consist of our direct customers as well as customers of our reseller channels. Substantially all sales of our services to date have been made in the U.S. However, we remotely manage locations in 74 other countries around the world for these U.S. based customers.

Most of our reseller channels use our brand; however, IBM, AT&T and some others resell our services under their trade and brand names. We receive our revenues directly from the resellers. In some situations, the resellers include the cost of our services in the pricing they establish for their related services while in other cases the services we provide are billed separately by the reseller. Our resellers currently include AT&T, IBM, Hewlett Packard, Berbee, Intergraph, Network Data Systems, Northrop Grumman IT, Broadwing and Solarcom.

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

Relationship with AT&T

At the beginning of fiscal year 2004, we had three primary reseller agreements with AT&T, one for Managed Router Service; one for Managed DSU Service marketed by AT&T as part of its Frame Relay Plus offering; and one for the management of the WAN for one large end user – The Home Depot. AT&T has sold our services to their customers in conjunction with AT&T’s overall network solution offering using AT&T’s trade and brand names. As with our other reseller arrangements, we receive our revenues for the resale of our services to AT&T customers directly from AT&T. AT&T accounted for 61% of our total revenues in fiscal year 2002, 52% of our total revenues in fiscal year 2003, and 39% of our total revenues in fiscal year 2004.

In February of 2003, we were notified by AT&T of its intention to terminate the Managed Router Service agreement over an eight-month transition period beginning July 1, 2003. In May 2003, we were notified by AT&T of its intention to terminate the Home Depot agreement in July of 2003. Primarily as a result of these terminations, total revenues from AT&T decreased to $17.9 million in fiscal year 2004 from $26.1 million in fiscal year 2003.

The agreement for Frame Relay Plus Service provides for NetSolve to deliver the services for the original end-user service term of each order (subject to certain exceptions specifically set forth in the agreement), up to a maximum service term of 36 months, and further provides AT&T the option to continue the services on a month-to-month basis following the expiration of the service term for individual end users. The Frame Relay Plus Service agreement with AT&T was renewed in July 2003 and currently terminates on June 30, 2004 with respect to placing new orders for service. Services under this agreement accounted for 21% of our total revenues in fiscal year 2002, 23% of our total revenues in fiscal year 2003, and 22% of our total revenues in fiscal year 2004. As of March 31, 2004, we are providing this service to 629 of AT&T’s end user customers. We anticipate that this agreement will be renewed effective in July 2004 at a discount to the pricing under the current agreement.

Sales and marketing

We market our services to reseller channels and directly to end users.

Primary marketing communications activities include lead generation, seminars, sales collateral and support, and design and maintenance of our web site. Our marketing organization is also responsible for public relations activities such as obtaining media coverage and public recognition of NetSolve and our services. Product marketing is primarily focused on ensuring that our services are designed to meet the needs of our reseller channels and end user customers. Activities include the creation of marketing, product, and business plans as well as the delivery of tools for our sales force and our reseller channels. These tools include service definitions and data sheets, pricing, competitive analysis, and sales presentation materials. The marketing group also works with our larger reseller channels to define, develop and implement their own services that embed a core NetSolve service. At March 31, 2003, we employed 12 people in marketing who are responsible for marketing communications, public relations, channel and product marketing.

Our sales organization is responsible for qualifying prospects and obtaining orders for our services. They work directly with customers and reseller channels to identify and define the service(s) that best fits their needs. Activities include the generation of proposals to potential customers and familiarizing the resellers’ sales forces with our services and networking options. In some cases these sales individuals sell our services directly to end users and in other cases they assist our resellers in their sales efforts. Additionally, a portion of our sales team is dedicated exclusively to supporting various reseller channel efforts. Reseller channel support by our sales organization includes training and engaging our reseller’s sales teams as well as assistance with responses to requests for proposals, IT infrastructure design and proposal generation, and participation in sales calls to potential customers. At March 31, 2004, we employed 32 people in sales and sales support.

Software and services development

The primary objective of our software development group is to develop or integrate the tools we utilize to manage IT infrastructure and to develop software applications, such as ProWatch Exchange, which become components of our services. A key requirement of these tools is to provide flexible, scalable technologies that create a sustainable platform for NetSolve to continue to innovate and deliver services on a large scale at low cost as compared to off-the-shelf software products or competitive service offerings. The applications and tools we develop utilize industry-standard protocols, tools such as Oracle and development environments, including Microsoft’s .Net framework, C#, C++, HTML, Java, and relational database software and development tools such as Oracle. Where appropriate, we integrate commercially available components into our tools, such as mapping functionality, that enrich the value of services we provide our customers.

The objective of our services development group is to research new technologies and develop new service offerings, including early operations processes that address the needs of our target customers with respect to these technologies.

Our software and services development groups consisted of 29 people as of March 31, 2004.

Service Delivery

Our service delivery organization is responsible for delivery of our services to end users. By defining IT infrastructure management tasks into sets of tightly defined services, we are able to deliver functionality to our end users at cost-effective prices. Our services generally are provided using a team approach where each customer is assigned to a team of customer engineers, with one member of the team being assigned primary customer responsibility and each member providing backup when the primary engineer is not available.

Other groups within our service delivery group support these customer engineer teams. The first level of service delivery is our NMC, which is staffed 24 hours a day, 365 days a year with IT infrastructure engineers and technicians who have a broad range of technical expertise. Our NMC continuously monitors responses to polls on managed devices and opens trouble tickets in response to IT infrastructure outages. The goal of this group is to provide the end user with notice and a diagnosis within 15 minutes of an IT infrastructure failure. Upon isolation of the problem, the problem is fixed remotely by our staff or the end user’s appropriate service provider is dispatched (to the end user’s premises if required) to repair the outage. NMC employees can electronically enter and escalate trouble tickets into selected transport provider’s systems to enable faster resolution of carrier network issues.

Other groups within service delivery include project managers, process managers, installation engineers, and equipment staging and configuration personnel. The Integrated Systems Support team handles all server, security, telephony and network infrastructure for internal business users as well as maintaining all customer connections. The process and tools automation team’s primary focus is to drive down the unit cost of our products while increasing quality of service to our customers.

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

Our service delivery organization consisted of 199 people as of March 31, 2004.

Competition

We compete with the internal IT organizations of actual or potential end users of our services as well as with a number of providers of services similar to ours. Many of these end users have internal network support capabilities and can choose to satisfy their needs through internal resources rather than through outside service providers. In order to compete effectively with internal organizations, NetSolve is focusing on helping customers assimilate new technology where internal resources are untrained and unproven, or helping customers manage complex technologies where internal resources are best focused on their core business or where there are ongoing problems. Our strategy to broaden the IT infrastructure components and technologies that our services support should help us compete with internal resources and create a closer partnership with the customer by addressing a broader set of needs. Other important factors necessary for our success include quality of service and support, price, functionality and features, product reputation and distribution.

Selective outsourcing of IT infrastructure management is an emerging market that is highly fragmented, rapidly evolving and largely undefined. There are few substantial barriers to entry, and we expect that we will face increasing competition from existing competitors and new market entrants in the future. We believe that the principal competitive factors in this market include a wide range of integrated services, skilled and targeted marketing, networking and security engineering expertise, scalable management tools, reliability and quality of service, large scale, the ability to maintain and expand distribution channels, price, the timing of introductions of new services, and conformity with industry standards. While we believe that we currently are able to provide end users with reliable IT infrastructure management and security services at prices that allow us to compete favorably with respect to other service providers, there can be no assurance that we will have the resources or expertise to compete successfully in the future.

In addition to the competition we face with internal IT departments, we also compete with other IT infrastructure management companies including telecommunications providers such as AT&T, SBC, Sprint and MCI; network equipment vendors such as Vanguard and Avaya; computer systems vendors such as Hewlett Packard/Compaq and Unisys; and other independent providers of IT infrastructure management services. With respect to our security services, we compete with computer systems vendors such as IBM, network security software and services vendors such as ISS, and security services vendors such as Symantec and Counterpane. We face potential competition from IT consulting firms, systems integrators, VARs, and local and regional network services firms and other new entrants into our markets. Our competitors also include certain of our resellers, including AT&T, Hewlett Packard and IBM.

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

With respect to on-site equipment maintenance services, we compete primarily with the equipment manufacturers and their resellers.

Intellectual property rights

We rely on a combination of patent, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in technology underlying our services. We have three patents and have applied for extensions and additional coverage with the United States Patent Office. These patents relate to software and computer technology, which allow us to poll, or communicate with, large numbers of devices over multiple WANs. We intend to continue to evaluate the appropriateness of these protections and to seek additional patent protection for our inventions when appropriate. There can be no assurance that additional patents will be issued from our currently pending or any future applications, or that any patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We have registered our logo, and the NetSolve name together as one mark, and other marks, including ProWatch, ProWatch IV, ProWatch for WANs, ProWatch for LANs, ProWatch Secure, ProWatch for Servers and ProWatch Exchange as separate service marks in the U. S. We have also filed service mark and trademark applications in Japan to seek protection for these marks in Japan. We have not made any other foreign patent or trademark filings.

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

Employees

As of March 31, 2004, we had 293 full-time employees, including 44 in sales and marketing, 29 in development, 199 in service delivery and 21 in finance, administration and human resources. Our success depends to a significant degree upon the continued contributions of our executive management, IT infrastructure management and engineering teams, and our ability to attract and retain highly skilled and qualified personnel.

None of our employees are represented by a collective bargaining agreement. We believe relations with our employees are good.

Item 2.	FACILITIES

Our corporate headquarters are located in a leased facility in Austin, Texas that covers approximately 80,000 square feet. Previously, we had occupied an additional 70,000-square-foot facility. We consolidated operations into one facility in the quarter ending June 2002. As a result, we recorded a one-time charge of $2.7 million in March 2002 primarily for future rentals for the lease of the 70,000-square-foot facility. We continue to lease approximately 6,400 square feet in the 70,000-square-foot facility for disaster recovery purposes. We maintain dual computer rooms in these two geographically separate facilities and have redundant mission critical equipment and customer connections in order to provide safeguards in the event of a fire or similar emergency. All mission critical portions of the 6,400-square-foot facility and all portions of the new facility are covered by uninterrupted power supply systems backed up by a power generator to guard against system failures and to provide emergency power in the event of an outage.

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

No matters were submitted to a vote of security holders during the three months ended March 31, 2004.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our common stock trades on the Nasdaq National Market under the symbol “NTSL.” The following table sets forth the high and low per share sales prices of our common stock for each of the last eight quarters in the period ended March 31, 2004 as reported by the Nasdaq National Market System.

	Price Per Share
Three Months Ended	High	Low
June 30, 2002	8.06	6.98
September 30, 2002	8.43	7.00
December 31, 2002	7.69	5.90
March 31, 2003	7.25	5.56
June 30, 2003	8.48	5.78
September 30, 2003	8.50	6.96
December 31, 2003	8.92	7.00
March 31, 2004	11.97	8.17

Holders of our common stock

At the close of business on May 10, 2004, there were approximately 109 holders of record of the common stock and approximately 1,788 shareholders of beneficial interest.

Dividends

We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

See the information provided under Item 12 of this report.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this document. The following selected consolidated financial data for fiscal years 2002, 2003 and 2004 and as of March 31, 2003 and 2004 are derived from our consolidated financial statements included elsewhere in this document, which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated financial data for fiscal years 2000 and 2001 and as of March 31, 2000, 2001 and 2002 are derived from our audited consolidated financial statements not included in this document.

	Year Ended March 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statement of operations data:
Revenues:
IT infrastructure management services	$24,048	$33,032	$37,954	$40,490	$38,063
Maintenance and equipment	14,613	13,420	10,411	9,878	7,862

Total revenues	38,661	46,452	48,365	50,368	45,925
Costs of revenues:
IT Infrastructure management services	13,095	19,311	22,333	24,051	22,973
Maintenance and equipment	11,202	9,536	7,133	6,904	5,318

Total costs of revenues	24,297	28,847	29,466	30,955	28,291

Gross profit	14,364	17,605	18,899	19,413	17,634
Operating expenses:
Development	2,503	3,169	3,452	4,009	5,074
Selling and marketing	4,486	6,149	6,377	7,533	8,779
General and administrative	3,095	3,559	5,238	4,725	5,159
Reduction in facilities capacity	—	—	2,650	—	—
Amortization of deferred compensation	65	58	34	27	—

Total operating expenses	10,149	12,935	17,751	16,294	19,012

Operating income (loss)	4,215	4,670	1,148	3,119	(1,378)
Other income, net	1,463	3,285	1,430	749	431

Income (loss) before income taxes	5,678	7,955	2,578	3,868	(947)
Income tax expense (benefit)	(4,875)	2,944	913	1,420	(306)

Net income (loss)	$10,553	$5,011	$1,665	$2,448	$(641)

Basic income (loss) per share (1)	$1.06	$0.37	$0.14	$0.21	$(.06)

Weighted average shares used in basic per share calculations (1)	8,800	13,502	12,101	11,879	11,434

Diluted income (loss) per share (1)	$0.68	$0.34	$0.13	$0.20	$(.06)

Weighted average shares used in diluted per share calculation (1)	13,648	14,539	13,160	12,435	11,434

(1)	Calculated as described in note 2 of notes to consolidated financial statements. Additional per share information is disclosed on the consolidated statements of operations in the consolidated financial statements included elsewhere in this document.

	March 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance sheet data:
Cash and short-term investments	$57,185	$45,411	$47,160	$43,504	$39,970
Working capital	63,329	46,889	49,858	46,159	44,813
Total assets	74,519	62,831	67,769	60,990	57,962
Capital lease obligations, net of current portion	324	—	—	—	—
Total stockholders’ equity	68,958	56,977	58,342	53,613	54,078

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report and other presentations made by us contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as “expects,” “anticipates,” “intends,” “believes” or similar words indicating future events. They include, among others, statements relating to trends and projections in revenue and orders from customers for our services, company growth, sales, margin and expenses, cash flow needs and the drivers behind those trends and projections and orders from customers for our services. Although we believe that in making any such statement our expectations are based on reasonable assumptions, any such statement involves known and unknown risks and uncertainties and is qualified in its entirety by reference to the risks discussed below under RISK FACTORS and to the following factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements: general and economic business conditions; conditions affecting the industries served by the Company; the effect of national and international political and economic conditions; the size and growth potential of the IT infrastructure management industry; trends in sales of our services and products and resulting revenues; our ability to retain current customer arrangements and develop new arrangements; our ability to replace the business lost by the termination and transition of the AT&T Managed Router Service Agreement and the AT&T Home Depot agreement and the impact of the termination of those agreements; our ability to develop new service offerings and the market acceptance of such offerings; our ability to develop new reseller arrangements; the level of any stock repurchases we may undertake; payments requested by customers regarding our WAN guarantee or any of our other services guarantees; the amount of any added costs from anticipated new sales, marketing and development efforts, our reliance on resellers, the continued development of new service offerings and competition; the outcome of pending litigation; revenues derived from AT&T and other customers; our ability to attract and retain a qualified workforce; our ability to protect our intellectual property rights; and the impact of changes in accounting rules.

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

Overview

We provide a range of IT infrastructure management services that allow enterprises and carriers to outsource some or all IT infrastructure-specific activities in order to increase IT infrastructure availability, performance and security while reducing overall IT infrastructure operations cost, and simplifying timely migration to new technologies. We have also licensed our software in another country. Our first software licensing agreement occurred in the quarter ended September 30, 2001. This agreement allows another organization to utilize our technology to provide remote IT infrastructure management services to its customers in another country. Additionally, on October 1, 2001, we announced the offering of remote IT infrastructure management for Cisco Systems, Inc. Architecture for Voice, Video and Integrated Data (AVVID) Internet Protocol Telephony (IPT).

Revenues

Our revenues consist of IT infrastructure management services revenues as well as maintenance and equipment resales. Our IT infrastructure management services include both recurring and nonrecurring revenues:

•	Revenues from recurring services represent monthly fees charged to resellers or end users for our IT infrastructure management services, and software licensing, royalty and maintenance fees. Recurring IT infrastructure management services revenues are typically based on a fixed monthly fee per customer site or device and are recognized in the period in which the services are rendered. For fiscal year 2004, approximately 88% of IT infrastructure management services revenues were from recurring services.

•	Nonrecurring IT infrastructure management services consist primarily of project implementation services and equipment installation services. Nonrecurring IT infrastructure management services primarily relate to services performed to assist customers in implementing new networks. Nonrecurring IT infrastructure management revenues are also earned when implementing IT infrastructure management services for existing networks; however, the level of work and related fees are both lower. Nonrecurring IT infrastructure management services revenues are generally recognized upon completion of the assignment or service. For example, we charge fees for project implementation services on a per-location or per-device basis and we recognize revenues associated with these services upon completion of the network implementation for the location or device.

Our IT infrastructure management services revenues are derived from contracts with telecommunications carriers, system integrators and value-added resellers of networking equipment and services, and enterprises to which we sell directly through our sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. IT infrastructure management services revenues also include software licensing, usage royalties, maintenance fees and professional fees. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of IT infrastructure management services revenues were less than 1% in each of fiscal years 2003 and 2004. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in most cases, require that we continue providing services throughout the term of the reseller’s contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

We derive maintenance and equipment revenues from the resale of CPE maintenance contracts and from the resale of customer premise equipment, or CPE, to certain of our IT infrastructure management services resellers or customers. CPE is networking equipment which usually resides at the customer’s location and includes routers, CSUs, and LAN switches. We utilize CPE produced by Cisco and, to a lesser extent, by Bay/Nortel, Visual Networks and others. We recognize equipment revenues in the period the CPE is shipped to the customer. However, if the transaction is financed through our lease financing subsidiary, we recognize the revenues upon sale of the underlying lease contract on a nonrecourse basis. We recognize revenues from CPE maintenance contracts on a monthly basis as the services are provided. We generally only resell CPE to our IT infrastructure management services customers. Although we believe some of our customers will continue to purchase CPE from us, our strategy is to focus on our IT infrastructure management services which generate higher margins. We therefore anticipate that revenues from CPE sales will continue to decline as we seek to manage our mix of revenues.

At the beginning of fiscal year 2004, we had three primary reseller agreements with AT&T, one for Managed Router Service; one for Managed DSU Service marketed by AT&T as part of its Frame Relay Plus offering; and one for the management of the WAN for one large end user – The Home Depot. AT&T has sold our services to their customers in conjunction with AT&T’s overall network solution offering using AT&T’s trade and brand names. As with our other reseller arrangements, we receive our revenues for the resale of our services to AT&T customers directly from AT&T. AT&T accounted for 61% of our total revenues in fiscal year 2002, 52% of our total revenues in fiscal year 2003, and 39% of our total revenues in fiscal year 2004.

In February of 2003, we were notified by AT&T of its intention to terminate the Managed Router Service agreement over an eight-month transition period beginning July 1, 2003. In May 2003, we were notified by AT&T of its intention to terminate the Home Depot agreement in July of 2003. Primarily as a result of these terminations, total revenues from AT&T decreased to $17.9 million in fiscal year 2004 from $26.1 million in fiscal year 2003.

The agreement for Frame Relay Plus Service provides for NetSolve to deliver the services for the original end-user service term of each order (subject to certain exceptions specifically set forth in the agreement), up to a maximum service term of 36 months, and further provides AT&T the option to continue the services on a month-to-month basis following the expiration of the service term for individual end users. The Frame Relay Plus Service agreement with AT&T was renewed in July 2003 and currently terminates on June 30, 2004 with respect to placing new orders for service. Services under this agreement accounted for 21% of our total revenues in fiscal year 2002, 23% of our total revenues in fiscal year 2003, and 22% of our total revenues in fiscal year 2004. As of March 31, 2004, we are providing this service to 629 of AT&T’s end user customers. We anticipate that this agreement will be renewed effective in July 2004 at a discount to the pricing under the current agreement.

Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in several locations around the world for these U.S. based customers.

We anticipate that we will grow the Company’s revenue by developing new services internally; expanding the number of reseller channels; increasing the effectiveness of our existing reseller channels; and expanding our sales and marketing function as new order rates become more predictable. We may also elect to enhance our future growth prospects by engaging in M&A activities on an opportunistic basis.

Results of Operations

Fiscal year 2003 compared to fiscal year 2004

Revenues

The following table sets forth, for the periods indicated, the revenue mix between AT&T customers and all other customers:

	Year Ended March 31,
	2003	%	2004	%	Increase (decrease)
	(in thousands)
IT infrastructure management services revenues:
Recurring:
AT&T	$15,556	45%	$11,499	34%	$-26%
Non-AT&T	18,717	55%	22,039	66%	18%

Total	34,273	100%	33,538	100%	-2%

Nonrecurring:
AT&T	4,962	80%	3,267	72%	-34%
Non-AT&T	1,255	20%	1,258	28%	0%

Total	6,217	100%	4,525	100%	-27%

Total:
AT&T	20,518	51%	14,766	39%	-28%
Non-AT&T	19,972	49%	23,297	61%	17%

Total	40,490	100%	38,063	100%	-6%

Maintenance and equpment revenue:
AT&T	5,609	57%	3,007	38%	-46%
Non-AT&T	4,269	43%	4,855	62%	14%

Total	9,878	100%	7,862	100%	-20%

Total:
AT&T	26,127	52%	17,773	39%	-32%
Non-AT&T	24,241	48%	28,152	61%	16%

Total	$50,368	100%	$45,925	100%	$-9%

Total revenues. Total revenues decreased 9%, from $50.4 million in fiscal year 2003 to $45.9 million in fiscal year 2004.

IT infrastructure management services. Revenues from IT infrastructure management services decreased 6%, from $40.5 million in fiscal year 2003 to $38.1 million in fiscal year 2004, representing 80% of total revenues in fiscal year 2003 and 83% of total revenues in fiscal year 2004. The dollar decrease was due primarily to the terminations of the AT&T agreements as discussed above and to a lesser extent a decrease in implementation services due to a decrease in the level of new installations from carrier agreements utilizing those services. This decrease was partially offset by increased revenue of approximately $2.2 million due to an increase in the number of devices under management for channels other than AT&T and to a lesser extent increased revenue of approximately $1.2 million from software licensing fees. We believe IT infrastructure management services revenues from non-AT&T sources will increase sequentially each quarter in fiscal year 2005. These increases will not be sufficient in the first fiscal quarter to offset the decreases that will result from the AT&T transition and we therefore anticipate a modest percentage decline in total IT infrastructure services revenues for that quarter. While we expect a sequential increase in the second fiscal quarter, any such increase will be modest as a result of anticipated discounts to AT&T if we renew the Frame Relay Plus business. Lastly, increases in the second fiscal quarter will not be achieved if we do not renew our licensing agreement with NEC in Japan beyond July 31, 2004.

Maintenance and equipment. Revenues from maintenance and equipment decreased 20%, from $9.9 million in fiscal year 2003 to $7.9 million in fiscal year 2004. These revenues decreased primarily as a result of lower maintenance revenues related to the terminations of the AT&T agreements discussed above and to a lesser extent lower equipment sales. This decrease was partially offset by an increase in the number of devices under maintenance contracts by direct customers. We expect revenues from maintenance and equipment to decrease in the first quarter of fiscal year 2005 due to the AT&T transition.

Costs of revenues

Cost of IT infrastructure management services. Cost of IT infrastructure management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide IT infrastructure management services, and the costs of third-party providers of CPE installation services. Cost of IT infrastructure management services is expensed as incurred. Cost of IT infrastructure management services decreased 5%, from $24.1 million in fiscal year 2003 to $23.0 million in fiscal year 2004 representing 59% of IT infrastructure management services revenues in fiscal year 2003 and 60% in fiscal year 2004. The dollar decrease was due primarily to a decrease in depreciation expense on equipment used to provide IT infrastructure management services and due to a decrease in the number of employees. The increase in percentage is due to fixed costs and maintaining capacity with a decrease in IT infrastructure management services revenues. We expect costs of IT infrastructure management services to increase as a percentage of revenue in the first quarter of fiscal year 2005 due to the anticipated revenue decrease but for the remainder of fiscal 2005 to be similar as a percentage of revenue to the fourth quarter of fiscal year 2004.

Cost of maintenance and equipment. Cost of maintenance and equipment includes the purchase of maintenance contracts and CPE from manufacturers and distributors for resale to resellers and end users. These costs are expensed in the period the related revenues are recognized. Cost of maintenance and equipment decreased 23%, from $6.9 million in fiscal year 2003 to $5.3 million in fiscal year 2004, representing 70% of maintenance and equipment revenues in fiscal year 2003 and 68% of maintenance and equipment revenues in fiscal year 2004. The decrease in dollars was primarily due to a decrease in the number of devices covered under maintenance agreements as a result of the AT&T transition. The decrease in percentage was primarily due to a decrease in equipment sales as a percentage of maintenance and equipment revenue which generally has lower gross margins than CPE maintenance revenue and higher margins for maintenance resulting from more favorable agreements with third-party providers. We expect costs of maintenance and equipment as a percentage of revenue to remain at levels approximating the results for the fourth quarter of fiscal year 2004.

Operating expenses

Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our IT infrastructure management services, developing our Web-enabled software applications that provide customers access to IT infrastructure management information, and defining and developing operating processes for new services. Development expenses increased 27%, from $4.0 million in fiscal year 2003 to $5.1 million in fiscal year 2004, representing 8% of total revenues in fiscal year 2003 and 11% of total revenues in fiscal year 2004. The increase in dollars and as a percentage of revenue was due to our decision to increase spending in this area to, among other things, enhance our ability to add additional services. The dollar and percentage increase was due primarily to increased spending for software and service development personnel, including contract programming services, devoted to the development and enhancement of IT infrastructure management tools and our IT infrastructure management services. This increase in spending was consistent with our strategic objective of expanding our service offerings in an effort to accelerate future revenue growth. We expect development expenses to remain relatively flat as a percent of revenue in the future.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 17%, from $7.5 million in fiscal year 2003 to $8.8 million in fiscal year 2004, representing 15% of total revenues in fiscal year 2003 and 19% in fiscal year 2004. The increase in dollars and as a percentage of revenue was due to our decision to increase spending in this area in an effort to expand and increase new business. The increase in spending was due primarily to the addition of sales and marketing personnel, increased commissions related to growth in bookings from non-carrier channels and to a lesser extent increased spending related to creating market awareness. We expect selling and marketing expenses to increase as a percent of revenue in fiscal year 2005 in an effort to accelerate revenue growth.

General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments and the cost of an idle facility during the five quarters ending June 30, 2002. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses increased 9%, from $4.7 million in fiscal year 2003 to $5.2 million in fiscal year 2004, representing 9% of total revenues in fiscal year 2003 and 11% of total revenues in fiscal year 2004. The dollar and percentage increase was due primarily to approximately $276,000 related to acquisition activities, the addition of general and administrative personnel, and increased legal fees, taxes, directors fees and insurance expenses. This increase was partially offset by $419,000 of spending related to rent and operating costs of an idle facility and costs of approximately $481,000 related to strategic consulting services and executive severance packages that we incurred in fiscal year 2003. We expect general and administrative expenses to remain relatively flat as a percent of revenue in the future.

Other income, net

Other income, net consists primarily of interest income earned on our cash balances. Other income, net decreased from $749,000 in fiscal year 2003 to $431,000 in fiscal year 2004, representing 1% of total revenues in fiscal year 2003 and 2004. The decrease was primarily due to lower average interest rates earned on invested cash during fiscal year 2004 compared to fiscal year 2003 and to a lesser extent lower average cash balances.

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

The following tables set forth quarterly consolidated statements of operations data in dollars and, except as noted below, as a percentage of total revenues for each of the eight quarters in the period ended March 31, 2004. The information should be read together with the consolidated financial statements and related notes appearing elsewhere in this document. Additional per share information is disclosed on the consolidated statements of operations in the consolidated financial statements included elsewhere in this document. Operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004
	(in thousands, except per share data)
Revenues:
IT infrastructure management services	$10,291	$9,881	$10,434	$9,884	$10,052	$9,756	$9,278	$8,976
Maintenance and equipment	2,295	2,223	2,607	2,751	2,479	2,121	1,823	1,440

Total revenues	12,586	12,104	13,041	12,635	12,531	11,877	11,101	10,416
Costs of revenues:
IT infrastructure management services	5,966	6,056	6,089	5,941	6,198	5,605	5,703	5,468
Maintenance and equipment	1,520	1,496	1,859	2,027	1,803	1,515	1,117	882

Total costs of revenues	7,486	7,552	7,948	7,968	8,001	7,120	6,820	6,350

Gross profit	5,100	4,552	5,093	4,667	4,530	4,757	4,281	4,066
Operating expenses:
Development	893	859	1,050	1,208	1,480	1,284	1,231	1,080
Selling and marketing	1,830	1,689	1,867	2,147	2,091	2,347	2,196	2,144
General and administrative	1,284	849	1,450	1,141	1,514	1,346	1,149	1,150
Amortization of deferred compensation	7	7	7	5	—	—	—	—

Total operating expenses	4,014	3,404	4,374	4,501	5,085	4,977	4,576	4,374

Operating income (loss)	1,086	1,148	719	166	(555)	(220)	(295)	(308)
Other income, net	216	216	191	126	165	65	130	71

Income (loss) before income taxes	1,302	1,364	910	292	(390)	(155)	(165)	(237)
Income tax expense (benefit)	469	491	346	114	(152)	(56)	(33)	(65)

Net income (loss)	$833	$873	$564	$178	$(238)	$(99)	$(132)	$(172)

Basic net income (loss) per share	$0.07	$0.07	$0.05	$0.02	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares used in basic per share calculations	12,053	11,957	11,747	11,640	11,393	11,211	11,141	11,593

Diluted net income (loss) per share	$0.07	$0.07	$0.05	$0.02	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares used in diluted per share calculations	12,801	12,749	12,372	11,805	11,393	11,211	11,141	11,593

IT infrastructure management services revenue detail:
Recurring IT infrastructure management services revenue	$8,494	$8,257	$8,813	$8,709	$8,863	$8,641	$8,176	$7,858
Nonrecurring IT infrastructure management services revenue	1,797	1,624	1,621	1,175	1,189	1,115	1,102	1,118

Total IT infrastructure management services revenue	$10,291	$9,881	$10,434	$9,884	$10,052	$9,756	$9,278	$8,976

	Three Months Ended
	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004
	(As a percentage of total revenues)
Revenues:
IT infrastructure management services	81.8%	81.6%	80.0%	78.2%	80.2%	82.1%	83.6%	86.2%
Maintenance and equipment	18.2	18.4	20.0	21.8	19.8	17.9	16.4	13.8

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Total cost of revenues	59.5	62.4	60.9	63.1	63.8	59.9	61.4	61.0

Gross profit	40.5	37.6	39.1	36.9	36.2	40.1	38.6	39.0
Operating expenses:
Development	7.1	7.1	8.0	9.6	11.8	10.8	11.1	10.4
Selling and marketing	14.5	14.0	14.3	17.0	16.7	19.8	19.8	20.6
General and administrative	10.2	7.0	11.1	9.0	12.1	11.3	10.4	11.0
Amortization of deferred compensation	0.1	0.1	0.1	0.0	—	—	—	—

Total operating expenses	31.9	28.2	33.5	35.6	40.6	41.9	41.3	42.0

Operating income (loss)	8.6	9.5	5.5	1.3	(4.4)	(1.8)	(2.7)	(3.0)
Other income, net	1.7	1.8	1.5	1.0	1.3	0.5	1.2	0.7

Income (loss) before income taxes	10.3	11.3	7.0	2.3	(3.1)	(1.3)	(1.5)	(2.3)
Income tax expense (benefit)	3.7	4.1	2.7	0.9	(1.2)	(0.5)	(0.3)	(0.6)

Net income (loss)	6.6%	7.2%	4.3%	1.4%	(1.9)%	(0.8)%	(1.2)%	(1.7)%

Cost of IT infrastructure management services, expressed as a percentage of IT infrastructure management services revenues, and the cost of maintenance and equipment, expressed as a percentage of maintenance and equipment revenues, were as follows:

	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004
Cost of IT infrastructure management services	58.0%	61.3%	58.4%	60.1%	61.7%	57.5%	61.5%	60.9%
Cost of maintenance and equipment	66.2	67.3	71.3	73.7	72.7	71.4	61.3	61.3

The following table sets forth operational metrics at the end of each of the last eight quarters (numbers in thousands except customer and device data).

	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004
Customers	1,245	1,233	1,201	1,149	1,102	1,046	951	856
Managed devices	46,074	45,117	46,167	46,928	46,607	41,329	39,203	36,702
Average monthly recurring revenue per customer	$2,096	$2,177	$2,326	$2,447	$2,541	$2,465	$2,576	$2,664
Revenue concentration:
Recurring management:
AT&T	$4,097	$3,767	$3,866	$3,825	$3,719	$3,115	$2,568	$2,097
Non-AT&T	4,397	4,490	4,946	4,884	5,144	5,526	5,608	5,761
Total management:
AT&T	5,564	5,041	5,170	4,743	4,586	3,973	3,322	2,885
Non-AT&T	4,727	4,840	5,264	5,141	5,466	5,783	5,956	6,091
Total revenue:
AT&T	7,115	6,396	6,599	6,017	5,824	4,886	3,939	3,124
Non-AT&T	$5,471	$5,708	$6,442	$6,618	$6,707	$6,991	$7,162	$7,292

Liquidity and capital resources

Net cash provided by operating activities was $8.1 million during fiscal year 2002 and $5.9 million during fiscal year 2003. Net cash used in operating activities was $1.4 million during fiscal year 2004.

We used $2.0 million during fiscal year 2004 to repurchase 299,000 shares of our common stock. We have approval from our Board of Directors to purchase up to six million shares, including those previously repurchased. Since the inception of the stock repurchase program, the Company has repurchased 4.5 million shares of its common stock at an aggregate cost of approximately $30.9 million. The extent and timing of any repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including for use in connection with the Company’s stock option plans, or may be retired.

We used $5.5 million during fiscal year 2002, $2.2 million during fiscal year 2003 and $3.2 million during fiscal year 2004 to purchase capital assets which includes leasehold improvements related to the addition of our new facility, and to purchase capital assets used in the delivery of our IT infrastructure management services. As discussed in Item 2. Facilities, we consolidated substantially all of our operations in this new facility in the quarter ending June 2002. This lease commenced in April 2001 and will expire in April 2007 if the renewal option is not exercised. We currently have no material commitments for capital expenditures. We paid $324,000 during fiscal year 2002 toward our capital lease obligations. The capital leases matured in fiscal year 2002 and therefore we made no capital lease payments in fiscal years 2003 and 2004. We have no future commitments for capital leases.

As of March 31, 2004, we had $40.0 million in cash and short-term investments, $4.7 million in net accounts receivable and $44.8 million in working capital. We believe that our current cash balances, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures, stock buy back program and any potential future acquisitions for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

As of March 31, 2003 and March 31, 2004, the Company had federal net operating loss carryforwards of approximately $1.9 million and $6.4 million, respectively, which will expire beginning in 2004, if not utilized. The Company had alternative minimum tax credit carryforwards of approximately $302,000 and $276,000 as of March 31, 2003 and March 31, 2004, respectively, which do not expire. As of March 31, 2004, the Company also has foreign tax credits of $312,000 that expire beginning in 2006 if not utilized. Utilization of these net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of the net operating losses before utilization.

As of March 31, 2004, the Company has no debt or off-balance sheet debt. As of March 31, 2004, the Company has noncancelable operating lease obligations of approximately $3.6 million. At March 31, 2004, the Company did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Future minimum lease payments by year under our leases as of March 31, 2004 are as follows (in thousands):

Year ended March 31,
2005	$1,223
2006	1,112
2007	1,151
2008	96

Total minimum lease payments	$3,582

Related Party Transactions

The consolidated balance sheet as of March 31, 2003 includes in accounts receivable a $100,000 loan to an officer of the Company. The loan was paid in full during fiscal year 2004.

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

Risk Factors

We may be unable to implement our business strategy and achieve profitability.

We may not operate profitably. Our ability to regain profitability depends, among other things, on our ability to implement our business strategy, which includes broadening and increasing the effectiveness of our base of reseller channels and broadening our service offerings, and on increasing sales of our services while maintaining sufficient gross profit margins. We must, among other things:

•	maintain satisfactory relationships with, and increase the effectiveness of existing resellers and network equipment manufacturers;

•	establish relationships with additional channel partners for the resale of our services;

•	renew the Frame Relay Plus agreement with AT&T beyond the ordering period that currently expires in June of 2004;

•	maintain and develop a sales and marketing organization that can cost-effectively promote the sale of our services to existing and new customers at consistently sufficient levels;

•	develop and sell new service offerings which effectively meet our customers’ needs and support and utilize ever-evolving technologic advancements;

•	develop software to make our principal existing service, ProWatch for WANs, as well as other services as they achieve larger volumes, more efficient and economical;

•	reduce the costs of our non-WAN services to levels comparable with our current WAN offerings as revenues from these offerings increase; and

•	maintain reliable, uninterrupted service from our network management center 24 hours per day, seven days per week.

Our revenues will decline significantly and our business will be adversely affected if we are not successful in renewing the AT&T Frame Relay Plus agreement or if AT&T discontinues, or materially reduces, that business with us.

Our Frame Relay Plus agreement with AT&T is not an exclusive arrangement. We cannot assure that AT&T will renew that agreement or that any renewal will be on favorable terms. Even if this agreement is renewed, price reductions could significantly reduce the gross margins from this business in both dollar and percentage of revenue terms. Further, even with a renewal of this agreement, AT&T may not continue to sell our services to existing or additional AT&T customers or continue to utilize our services following the expiration of the service terms set forth in this agreement. A reduction in this business from any cause would result in diminished revenues for an extended period of time as we attempted to replace that business.

Our quarterly results may fluctuate and cause the price of our common stock to fall.

Our revenues and results of operations are difficult to predict and may fluctuate significantly from quarter to quarter. If either our revenues or results of operations fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically.

Our revenues are difficult to forecast and may fluctuate for a number of reasons including:

•	the market for IT infrastructure management services is still evolving, and we have no reliable means to assess overall customer demand;

•	we derive a majority of our revenues from AT&T, IBM and other resellers, and our revenues therefore depend significantly on the willingness and ability of our resellers to sell our services to their customers;

•	we may not be able to renew or retain existing end user and reseller relationships;

•	we may not be able to attract additional resellers to market our services as expected;

•	we expect to continue encouraging end users to purchase equipment maintenance services from other sources; therefore, we anticipate that our revenues from equipment maintenance resales could decline;

•	we may not add new end users as rapidly as we expect;

•	the implementation schedules of our customers may vary in duration, resulting in higher or lower levels of new recurring IT infrastructure management services revenues and fluctuating levels of the related nonrecurring revenues;

•	we may lose existing end users as the result of competition, problems with our services or, in the case of end users who are customers of our resellers, problems with the reseller’s services or an unwillingness by our resellers to renew their agreements with us; and

•	we may not be able to develop new or improved services as rapidly as they are needed.

Most of our expenses, particularly employee compensation and rent, are relatively fixed. As a result, variations in the timing of revenues could significantly affect our results of operations from quarter to quarter and could result in quarterly losses.

We must establish relationships with additional resellers in order to increase our revenues and become consistently profitable.

We expect to continue to rely on resellers such as data networking value-added resellers and integrators and, to a lesser extent, telecommunications carriers to market our services. We must establish and develop these alternative sales channels in order to increase our revenues and become consistently profitable. We have a limited history of developing these sales channels, and we have established productive relationships with only a few resellers. While we have gained additional experience in managing sales through resellers, we have not yet achieved consistent results from such sales. Except for AT&T and IBM, these resellers have not generated significant sales of our services to date and may not succeed in marketing our services in the future.

Our agreements with resellers, including AT&T and IBM, generally do not require that the resellers sell any minimum level of our services and generally do not restrict the resellers’ development or sale of competitive services. We cannot be sure that these resellers will dedicate resources or give priority to selling our services. In addition, resellers may seek to make us reduce the prices for our services in order to lower the total price of their equipment, software or service offerings. Our resellers could use their own internal resources or third parties to replace our services as end user order terms expire.

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

Our long-term viability depends significantly upon the acceptance and use of IT infrastructure management services. The market for remote IT infrastructure management services is still evolving. This market environment makes it more difficult to determine the size and growth of the market and to predict how this market will develop. Changes in technology, the ability of manufacturers of networking equipment to reduce operating complexity, the availability of qualified information technology professionals and other factors that make internal IT infrastructure management more cost-effective than remote IT infrastructure management would adversely affect the market for our services. We may also incur fixed costs associated with new services which could lower our earnings if the sales of these services fail to meet our expectations. Our business may be seriously damaged if this market fails to grow, grows more slowly than we expect or develops in some way that is different from our expectations.

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

Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 81% of our recurring network management services revenues in fiscal year 2004. Likewise, a substantial portion of our nonrecurring network management services and equipment maintenance resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate a significant portion of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services, and our ability to reduce costs and introduce enhanced versions of these services that make these services more efficient and economical as the market matures.

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

Although we have developed new services, such as IT infrastructure management services for local area networks, or LANs, servers, network security services and IP Telephony, we have not derived significant revenues from these services to date. We cannot be sure that we will be successful selling these services or developing additional services on time or on budget. The development of new services is a complex and uncertain process. The rapidly evolving market for remote IT infrastructure management services makes it difficult to determine whether a market will develop for any particular IT infrastructure management service. If we succeed in increasing the percentage of our revenues that is derived from resellers, we may have weaker relationships with the end users of our services, making it even more difficult for us to identify services acceptable to our target market. We cannot assure that future technological or industry developments will be compatible with our business strategy or that we will be successful in responding to these changes in a timely or cost-effective manner. Our failure to develop and sell services other than WAN management services could seriously damage our business.

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

During fiscal years 2003 and 2004, we made several changes and additions to our management team, including a new chief executive officer, and new leaders over our service delivery, marketing, sales, development, program management and human resources areas. We believe that the individuals now comprising our management team bring experience to help us create, implement and drive our business strategy, and add breadth and depth of capability to our organization. While each new member of our management team has demonstrated capabilities in previous positions at other organizations, they are new to NetSolve. The effective execution of our business strategy will depend in large part on how well our management team and other personnel perform in their positions.

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

We currently compete largely with our customers’ internal solutions and see increasing competition from other IT infrastructure management services companies.

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

If the market for outsourced IT infrastructure management services grows as we expect, we believe this market will become highly competitive. Competition is likely to increase significantly as new IT infrastructure management services companies enter the market and current competitors expand their service and product lines. Many of these potential competitors are likely to enjoy substantial competitive advantages, as do some of our current competitors, including:

•	larger technical staffs;

•	more established sales channels;

•	more software development experience;

•	greater name recognition;

•	the ability to bundle their offers with non-competing services to provide an overall price advantage; and

•	substantially greater financial, marketing, technical and other resources.

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

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

NetSolve, Incorporated

We have audited the accompanying consolidated balance sheets of NetSolve, Incorporated as of March 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSolve, Incorporated, at March 31, 2003 and 2004, and the consolidated results of their operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Austin, Texas

April 15, 2004

NETSOLVE, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$28,073	$19,885
Short-term investments	15,431	20,085
Restricted cash	354	358
Accounts receivable, net of allowance for doubtful accounts of $130 at March 31, 2003 and $303 at March 31, 2004	6,061	4,696
Prepaid expenses and other assets	1,883	3,001
Deferred tax assets	1,487	672

Total current assets	53,289	48,697
Property and equipment:
Computer equipment and software	11,466	12,553
Furniture, fixtures and leasehold improvements	5,073	5,115
Other equipment	373	523

	16,912	18,191
Less accumulated depreciation and amortization	(10,690)	(11,979)

Net property and equipment	6,222	6,212
Deferred tax assets, net of current portion	1,375	3,053
Other assets	104	—

Total assets	$60,990	$57,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,839	$961
Accrued liabilities	2,453	1,649
Accrued employee liabilities	645	814
Future rentals for idle facility	1,138	73
Deferred revenue	1,055	387

Total current liabilities	7,130	3,884
Deferred revenue, net of current portion	247	—
Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized at March 31, 2003 and March 31, 2004; 15,613,690 issued and 11,455,204 outstanding at March 31, 2003 and 16,085,635 issued and 11,628,149 outstanding at March 31, 2004	156	160
Additional paid-in capital	81,732	84,831
Treasury stock	(28,891)	(30,888)
Retained earnings (accumulated deficit)	616	(25)

Total stockholders’ equity	53,613	54,078

Total liabilities and stockholders’ equity	$60,990	$57,962

See accompanying notes.

NETSOLVE, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended March 31,
	2002	2003	2004
Revenues:
IT infrastructure management services	$37,954	$40,490	$38,063
Maintenance and equipment	10,411	9,878	7,862

Total revenues	48,365	50,368	45,925

Costs of revenues:
IT infrastructure management services	22,333	24,051	22,973
Maintenance and equipment	7,133	6,904	5,318

Total costs of revenues	29,466	30,955	28,291

Gross profits:
IT infrastructure management services	15,621	16,439	15,090
Maintenance and equipment	3,278	2,974	2,544

Total gross profits	18,899	19,413	17,634

Operating expenses:
Development	3,452	4,009	5,074
Selling and marketing	6,377	7,533	8,779
General and administrative	5,238	4,725	5,159
Reduction in facilities capacity	2,650	—	—
Amortization of deferred compensation	34	27	—

Total operating expenses	17,751	16,294	19,012

Operating income (loss)	1,148	3,119	(1,378)
Other income (expense):
Interest income	1,405	726	444
Interest expense	(10)	(1)	(9)
Other, net	35	24	(4)

Total other income	1,430	749	431

Income (loss) before income taxes	2,578	3,868	(947)
Income tax expense (benefit)	913	1,420	(306)

Net income (loss)	$1,665	$2,448	$(641)

Basic net income (loss) per share	$0.14	$0.21	$(0.06)
Weighted average shares used in basic per share calculation	12,101	11,879	11,434
Diluted net income (loss) per share	$0.13	$0.20	$(0.06)
Weighted average shares used in diluted per share calculation	13,160	12,435	11,434

See accompanying notes.

NETSOLVE, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Retained Earnings (Accumulated Deficit )	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2001	12,071,002	$148	$80,574	$(20,179)	$(69)	$(3,497)	$56,977
Exercise of common stock options and warrants	197,273	2	364	—	—	—	366
Deferred compensation	—	—	(8)	—	8	—	—
Tax benefit from exercise of stock options	—	—	180	—	—	—	180
Amortization of deferred compensation	—	—	—	—	34	—	34
Common stock repurchased	(135,000)	—	—	(880)	—		(880)
Net income	—	—	—	—	—	1,665	1,665

Balance, March 31, 2002	12,133,275	150	81,110	(21,059)	(27)	(1,832)	58,342

Exercise of common stock options and warrants	550,099	6	435	—	—	—	441
Deferred compensation	—	—	56	—	—	—	56
Tax benefit from exercise of stock options	—	—	131	—	—	—	131
Amortization of deferred compensation	—	—	—	—	27	—	27

Common stock repurchased	(1,228,170)	—	—	(7,832)	—	—	(7,832)
Net income	—	—	—	—	—	2,448	2,448

Balance, March 31, 2003	11,455,204	156	81,732	(28,891)	—	616	53,613

Exercise of common stock options and warrants	471,945	4	2,615	—	—	—	2,619
Tax benefit from exercise of stock options	—	—	484	—	—	—	484
Common stock repurchased	(299,000)	—	—	(1,997)	—	—	(1,997)
Net loss	—	—	—	—	—	(641)	(641)

Balance, March 31, 2004	11,628,149	$160	$84,831	$(30,888)	$—	$(25)	$54,078

See accompanying notes.

NETSOLVE, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$1,665	$2,448	$(641)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,346	3,732	3,156
Amortization of deferred compensation	34	27	—
Loss on disposition of property and equipment	2	185	66
Change in assets and liabilities:
Reduction in future rentals for idle facility	2,650	(1,512)	(1,065)
Accounts receivable, net	(2,048)	108	1,365
Prepaid expenses and other assets	363	91	(1,014)
Accounts payable	(129)	880	(878)
Deferred tax assets	763	1,313	(863)
Accrued liabilities	507	(718)	(635)
Deferred revenue	961	(644)	(915)

Net cash provided by (used in) operating activities	8,114	5,910	(1,424)

Cash flows from investing activities:
Purchases of short-term investments	—	(56,595)	(43,108)
Sales of short-term investments	—	41,164	38,454
Transfer of funds to restricted cash	(43)	(5)	(4)
Purchases of property and equipment	(5,484)	(2,182)	(3,212)
Proceeds from the sale of property and equipment	—	12	—

Net cash used in investing activities	(5,527)	(17,606)	(7,870)

Cash flows from financing activities:
Repurchase of common stock	(880)	(7,832)	(1,997)
Payments under capital lease obligations	(324)	—	—
Proceeds from exercise of common stock options and warrants	366	441	3,103

Net cash provided by (used in) financing activities	(838)	(7,391)	1,106

Net increase (decrease) in cash and cash equivalents	1,749	(19,087)	(8,188)
Cash and cash equivalents, beginning of period	45,411	47,160	28,073

Cash and cash equivalents, end of period	$47,160	$28,073	$19,885

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$—	$1

Income taxes paid	$35	$170	$4

Non-cash transactions investing and financing activities:
Issuance of warrants	$—	$56	$—

See accompanying notes.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

1.	Organization and Description of the Company

NetSolve, Incorporated, a Delaware corporation, (the “Company”) engages in the business of providing information technology (IT) infrastructure management services. These services include ongoing IT infrastructure management services and, to a lesser extent, network configuration and design and installation and implementation coordination services. The Company also resells CPE maintenance contracts and data network equipment manufactured by selected leading suppliers of these products. The Company also licenses its software to an entity in Japan. The Company’s IT infrastructure management services are designed to allow its customers to selectively outsource IT infrastructure management in order to simplify the timely migration to new technologies, increase network reliability, performance and security while reducing overall IT infrastructure operating costs.

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

The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired or liabilities assumed, both purchased in the normal course of business and acquired through business combinations, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), warrant adjustments to such carrying amounts. As of March 31, 2004, management has evaluated property and equipment and believes there is no impairment of assets.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the price the employee must pay to acquire the stock.

Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for options was estimated as of the date of grant using an option pricing model with weighted-average risk free interest rates for 2002, 2003 and 2004 of 3.91%, 2.70% and 2.57%, respectively; no dividends; and a weighted-average expected life of the option of five years for options granted before the Company’s initial public offering and four years for options granted subsequent to the Company’s initial public offering. The fair value for options granted subsequent to the Company’s initial filing date was established as of the date of grant using the Black-Scholes pricing model with a volatility of 40% for options granted subsequent to the initial filing date but prior to our initial public offering and a volatility of 85% for options granted subsequent to the initial public offering. A volatility of 51% was used for options granted during fiscal year 2004.

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

March 31, 2004

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss from continuing operations (net of income taxes) and pro forma basic and diluted net loss per share follows (in thousands, except per share data):

	Year ended March 31,
	2002	2003	2004
Reported net income (loss)	$1,665	$2,448	$(641)
Total stock based employee compensation expense included in the determination of net loss as reported, net of related tax effects	—	—	—
Total stock based employee compensation expense determined under the fair value method for all awards, net of related tax	(2,667)	(2,609)	(2,593)

Pro forma net income (loss) from continuing operations (in thousands)	$(1,002)	$(161)	$(3,234)

Basic net income (loss) per share:
Reported net income (loss) per share	$.14	$.21	$(.06)
Pro forma basic net income (loss) per share	$(.08)	$(.01)	$(.28)
Diluted net income (loss) per share:
Reported net income (loss) per share	$.13	$.20	$(.06)
Pro forma diluted net income (loss) per share	$(.08)	$(.01)	$(.28)

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

March 31, 2004

A reconciliation of the numerators and denominators used in computing per share net income (loss) from continuing operations is as follows (in thousands):

	Year ended March 31,
	2002	2003	2004
Numerator:
Net income (loss)	$1,665	$2,448	$(641)

Denominator:
Denominator for basic net income per share from continuing operations—weighted average common stock outstanding	12,101	11,879	11,434
Dilutive common stock equivalents-common stock options and warrants	1,059	556	—

Denominator for diluted net income per share—weighted average common stock outstanding and dilutive common stock equivalents	13,160	12,435	11,434

Revenue Recognition

IT infrastructure management services revenues are recognized in the period services are provided by NetSolve, whether sold directly or through resellers, based upon rates established by contract net of any availability credits. The typical contract terms are from 24 to 36 months and provide for one-time services, consisting primarily of project implementation services at a fixed fee per customer site or device, as well as recurring services which are provided at a fixed monthly fee per customer site or device over the life of the contract. Revenues for project implementation services are recognized upon completion of the implementation of the site, and recurring revenues are recognized on a monthly basis as the services are performed. Revenue from software licensing arrangements is deferred and amortized on a straight-line basis over the licensing agreement’s term because no vendor-specific objective evidence has been established for the license. Revenue from software royalty fees are based on the greater of a flat fee per device, or a contractually-established monthly minimum, and are recognized monthly. Equipment revenues are recognized in the period the equipment is shipped to the customer. Equipment revenues from assets leased by the Company’s lease financing subsidiary are recognized upon the sale of the equipment and the related lease to a third-party lessor on a nonrecourse basis following installation of the equipment. Other revenues, which consist primarily of equipment maintenance services, are recognized in the period services are provided. The Company’s remote IT infrastructure management services for WANs typically include a guarantee providing end-to-end network availability for at least 99.5% of the time in any given month. In the event the guaranteed availability is not achieved, the Company generally is obligated to refund its WAN management fees for that month. The Company provides a reserve based on the estimated costs of these refunds. Historically, guarantee payments have not been significant.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for the years ended March 31, 2002, 2003 and 2004 were approximately $659,000, $194,000, and $275,000, respectively.

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

Short term investments consist of the following at March 31, 2003 and 2004, respectively (in thousands):

	Year ended March 31,
	2003		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Government agencies	$11,410	$11,447	$18,097	$18,160
Corporate bonds	2,027	2,060	—	—
Commercial Paper	1,994	1,998	1,988	1,992

	$15,431	$15,505	$20,085	$20,152

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk as defined by SFAS 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of cash and cash equivalents (including restricted cash), investments and accounts receivable. The Company places its temporary cash investments with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company performs credit evaluations of its customers’ financial condition when management deems it appropriate and generally requires no collateral from its customers. Concentrations of credit risk with respect to accounts receivable are generally limited due to the creditworthiness of the customers. Accounts receivable from AT&T represented 53% and 32% of the outstanding accounts receivable balance at March 31, 2003 and 2004, respectively.

Revenues under the Managed Router Service agreement with AT&T accounted for approximately 16% of recurring IT Infrastructure management services revenues in fiscal year 2003 (9% in fiscal year 2004) and 22% of total revenues in fiscal year 2003 (14% in fiscal year 2004). Revenues under the Home Depot agreement with AT&T accounted for approximately 7% of recurring IT infrastructure management services revenues in fiscal year 2003 (2% in fiscal year 2004) and 7% of total revenues in fiscal year 2003 (3% in fiscal year 2004). These agreements were terminated during fiscal year 2004.

The following table summarizes the changes in the allowance for doubtful accounts for 2002, 2003 and 2004 (in thousands):

Balance at March 31, 2001	$613
Additions charged to costs and expenses	5
Write-off of uncollectible accounts	(10)

Balance at March 31, 2002	608
Additions charged to costs and expenses	7
Write-off of uncollectible accounts	(485)

Balance at March 31, 2003	130
Additions charged to costs and expenses	173

Balance at March 31, 2004	$303

Concentrations of Revenues

Revenues from AT&T accounted for 61%, 52% and 39% of the Company’s net revenues for the years ended March 31, 2002, 2003, and 2004, respectively. The Company currently is providing multiple services to AT&T under three primary reseller agreements.

Recent Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities. Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of Interpretation 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of Interpretation 46 did not have a material impact on our consolidated financial statements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS No. 150 on June 1, 2003. The adoption of Statement 150 did not have a material impact on our consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”). SAB 104 revises or rescinds portions of SAB 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

3.	Stockholders’ Equity

Stockholder Repurchase Rights

The Company has entered into stock option agreements with all employees and consultants who have received grants of options pursuant to the Company’s stock option plans. These agreements generally grant the Company certain repurchase rights with respect to common stock purchased by the stockholders. The percentage of shares subject to repurchase generally decreases by 25% on the first anniversary of the granting of a stock option and quarterly (at 6.25% per quarter) thereafter. The Company’s repurchase rights are exercisable upon termination of employment of the employee or consultant. At March 31, 2004, total outstanding options subject to repurchase rights were 1,208,245.

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

In July 1997, the Company adopted a long-term incentive compensation plan (“LTIP”). The LTIP is a comprehensive, stock-based incentive compensation plan, providing for discretionary awards of ISOs, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, bonus stock and other stock-based awards. All awards are made in, or based on the value of, the Company’s common stock. The plan is administered by the Compensation Committee of the Company’s Board of Directors, which consists entirely of outside directors, and as a matter of practice, option grants under the LTIP have been approved by the Board of Directors. Regular, full-time employees of the Company, as well as directors of, and consultants to, the Company are eligible to participate in, and receive awards under the LTIP. Originally, the maximum number of shares of common stock for which awards could be granted under the LTIP was 1,350,000. On July 11, 2000, the stockholders approved an amendment to the LTIP to increase the total number of shares of common stock authorized for issuance thereunder from 1,350,000 to 4,350,000 (an increase of 3,000,000). At that time, the stockholders also reapproved the plan as required under Section 162(m) of the Internal Revenue Code. The price payable upon exercise of an option which is intended to constitute an incentive stock option may not be less than 100% of the fair market value of the common stock at the time of grant.

At March 31, 2004 the Company had reserved 3,954,070 shares of common stock for issuance upon exercise of all options.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

A summary of the Company’s stock option activity under the Plan(s) and related information follows. Since options under the Plan(s) are immediately exercisable, outstanding exercisable options at the end of the period are shown both in total and for vested amounts which would not be subject to repurchase if exercised:

	March 31, 2002		March 31, 2003		March 31, 2004
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding—beginning of period	2,833,260	$9.27	3,217,496	$9.59	3,430,573	$10.00
Granted	729,893	10.40	1,127,309	7.90	423,605	7.62
Exercised	(169,944)	2.15	(550,099)	0.80	(471,945)	5.45
Canceled	(175,713)	14.63	(364,133)	13.82	(790,977)	12.66

Outstanding and exercisable—end of period—total	3,217,496	$9.59	3,430,573	$10.00	2,591,256	$9.62

Outstanding and exercisable—end of period—vested	1,642,480	$3.73	1,647,585	$5.06	1,383,011	$0.96

Weighted-average fair value of options granted during the period		$6.33		$3.29		$3.77

Exercise prices for options outstanding at March 31, 2004 are as follows:

Exercise Price Range	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$0.20-$0.30	7,850	$0.28	1.0
$0.50-$0.50	1,250	0.50	1.3
$1.20-$1.20	36,000	1.20	1.5
$1.90-$2.80	75,396	2.27	2.6
$5.78-$8.60	1,694,969	7.05	8.0
$9.00-$12.85	498,391	10.56	7.2
$13.56-$19.13	55,629	18.09	6.0
$25.13-$33.25	221,771	29.44	6.1

$0.20-$33.25	2,591,256	$9.62	7.3

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

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

4.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows (in thousands):

	Year ended March 31,
	2002	2003	2004
Deferred tax assets:
Tax carryforwards	$1,874	$1,172	$2,825
Depreciable assets	202	269	363
Accruals, reserves and other	1,968	1,510	671

Gross deferred tax assets	4,044	2,951	3,859
Valuation allowance	—	(89)	(134)

Net deferred taxes	$4,044	$2,862	$3,725

The valuation allowance increased by approximately $45,000 during fiscal year 2004. The increase was due to uncertainties regarding the future realization of foreign tax credits.

As of March 31, 2003 and March 31, 2004, the Company had federal net operating loss carryforwards of approximately $1.9 million and $6.4 million, respectively, which will expire beginning in 2004, if not utilized. The Company had alternative minimum tax credit carryforwards of approximately $302,000 and $276,000 as of March 31, 2003 and March 31, 2004, respectively, which do not expire. The Company also has foreign tax credits of $312,000 that expire beginning in 2006 if not utilized. Utilization of these net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of the net operating losses before utilization.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

Significant components of the expense for income taxes attributable to continuing operations are as follows (in thousands):

	Year ended March 31,
	2002	2003	2004
Current	$150	$107	$94
Deferred	763	1,313	(400)

	$913	$1,420	$(306)

Income tax expense is included in the financial statements as follows (in thousands):

	Year ended March 31,
	2002	2003	2004
Continuing operations	$913	$1,420	$(306)
Stock option benefit credited to equity	(180)	(131)	(484)

	$733	$1,289	$(790)

The Company’s expense for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year ended March 31,
	2002	2003	2004
Federal statutory rate	34.0%	34.0%	(34.0)%
Increase in valuation allowance	—	1.1	4.7
Permanent items and other	1.4	1.6	(3.0)

Total expense	35.4%	36.7%	(32.3)%

5.	Defined Contribution Plan

The Company has a 401(k) plan for all employees who have reached age 18 and completed certain service requirements. Employer contributions may be made by the Company at the discretion of the Board of Directors. No such employer contributions have been made to date.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

6.	Commitments and Contingencies

The Company leases equipment and office space under noncancelable operating leases. Payments for rent for the years ended March 31, 2002, 2003 and 2004 were approximately $2,800,000, $3,324,000 and $2,777,000, respectively. Rent expense was $1,821,000 in fiscal year 2004 excluding payments for an idle facility. Future minimum lease payments under these leases as of March 31, 2004 are as follows (in thousands):

Year ended March 31,
2005	$1,223
2006	1,112
2007	1,151
2008	96

Total minimum lease payments	$3,582

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

7.	Restricted Cash

At March 31, 2004, the Company had outstanding irrevocable letters of credit totaling $358,000 in favor of a lessor under a property lease. This letter of credit is collateralized by a certificate of deposit.

8.	Related Party Transactions

The consolidated balance sheet as of March 31, 2003 includes in accounts receivable a $100,000 loan to an officer of the Company. The loan was paid in full during fiscal year 2004.

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

Supplemental Financial Information (Unaudited)

The following tables set forth quarterly results that have been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The unaudited quarterly financial data for each of the eight quarters in the two years ended March 31, 2004 are as follows:

	Three Months Ended
	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004
	(in thousands, except per share data)
Revenues:
IT infrastructure management services	$10,291	$9,881	$10,434	$9,884	$10,052	$9,756	$9,278	$8,976
Maintenance and equipment	2,295	2,223	2,607	2,751	2,479	2,121	1,823	1,440

Total revenues	12,586	12,104	13,041	12,635	12,531	11,877	11,101	10,416
Costs of revenues:
IT infrastructure management services	5,966	6,056	6,089	5,941	6,198	5,605	5,703	5,468
Maintenance and equipment	1,520	1,496	1,859	2,027	1,803	1,515	1,117	882

Total costs of revenues	7,486	7,552	7,948	7,968	8,001	7,120	6,820	6,350

Gross profit	5,100	4,552	5,093	4,667	4,530	4,757	4,281	4,066
Operating expenses:
Development	893	859	1,050	1,208	1,480	1,284	1,231	1,080
Selling and marketing	1,830	1,689	1,867	2,147	2,091	2,347	2,196	2,144
General and administrative	1,284	849	1,450	1,141	1,514	1,346	1,149	1,150
Amortization of deferred compensation	7	7	7	5	—	—	—	—

Total operating expenses	4,014	3,404	4,374	4,501	5,085	4,977	4,576	4,374

Operating income (loss)	1,086	1,148	719	166	(555)	(220)	(295)	(308)
Other income, net	216	216	191	126	165	65	130	71

Income (loss) before income taxes	1,302	1,364	910	292	(390)	(155)	(165)	(237)
Income tax expense (benefit)	469	491	346	114	(152)	(56)	(33)	(65)

Net income (loss)	$833	$873	$564	$178	$(238)	$(99)	$(132)	$(172)

Basic net income (loss) per share	$0.07	$0.07	$0.05	$0.02	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares used in basic per share calculations	12,053	11,957	11,747	11,640	11,393	11,211	11,141	11,593

Diluted net income (loss) per share	$0.07	$0.07	$0.05	$0.02	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares used in diluted per share calculations	12,801	12,749	12,372	11,805	11,393	11,211	11,141	11,593

IT infrastructure management services revenue detail:
Recurring IT infrastructure management services revenue	$8,494	$8,257	$8,813	$8,709	$8,863	$8,641	$8,176	$7,858
Nonrecurring IT infrastructure management services revenue	1,797	1,624	1,621	1,175	1,189	1,115	1,102	1,118

Total IT infrastructure management services revenue	$10,291	$9,881	$10,434	$9,884	$10,052	$9,756	$9,278	$8,976

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

	Three Months Ended
	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004
	(As a percentage of total revenues)
Revenues:
IT infrastructure management services	81.8%	81.6%	80.0%	78.2%	80.2%	82.1%	83.6%	86.2%
Maintenance and equipment	18.2	18.4	20.0	21.8	19.8	17.9	16.4	13.8

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Total cost of revenues	59.5	62.4	60.9	63.1	63.8	59.9	61.4	61.0

Gross profit	40.5	37.6	39.1	36.9	36.2	40.1	38.6	39.0
Operating expenses:
Development	7.1	7.1	8.0	9.6	11.8	10.8	11.1	10.4
Selling and marketing	14.5	14.0	14.3	17.0	16.7	19.8	19.8	20.6
General and administrative	10.2	7.0	11.1	9.0	12.1	11.3	10.4	11.0
Amortization of deferred compensation	0.1	0.1	0.1	—	—	—	—	—

Total operating expenses	31.9	28.2	33.5	35.6	40.6	41.9	41.3	42.0

Operating income (loss)	8.6	9.5	5.5	1.3	(4.4)	(1.8)	(2.7)	(3.0)
Other income, net	1.7	1.8	1.5	1.0	1.3	0.5	1.2	0.7

Income (loss) before income taxes	10.3	11.3	7.0	2.3	(3.1)	(1.3)	(1.5)	(2.3)
Income tax expense (benefit)	3.7	4.1	2.7	0.9	(1.2)	(0.5)	(0.3)	(0.6)

Net income (loss)	6.6%	7.2%	4.3%	1.4%	(1.9)%	(0.8)%	(1.2)%	(1.7)%

Cost of IT infrastructure management services, expressed as a percentage of IT infrastructure management services revenues, and the cost of maintenance and equipment, expressed as a percentage of maintenance and equipment revenues, were as follows

	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004
Cost of IT infrastructure management services	58.0%	61.3%	58.4%	60.1%	61.7%	57.5%	61.5%	60.9%
Cost of maintenance and equipment	66.2	67.3	71.3	73.7	72.7	71.4	61.3	61.3

NETSOLVE, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

The following table sets forth operational metrics at the end of each of the last eight quarters (in thousands except customer and device data):

	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004
Customers	1,245	1,233	1,201	1,149	1,102	1,046	951	856
Managed devices	46,074	45,117	46,167	46,928	46,607	41,329	39,203	36,702
Average monthly recurring revenue per customer	$2,096	$2,177	$2,326	$2,447	$2,541	$2,465	$2,576	$2,664
Revenue concentration:
Recurring management:
AT&T	$4,097	$3,767	$3,866	$3,825	$3,719	$3,115	$2,568	$2,097
Non-AT&T	4,397	4,490	4,946	4,884	5,144	5,526	5,608	5,761
Total management:
AT&T	5,564	5,041	5,170	4,743	4,586	3,973	3,322	2,885
Non-AT&T	4,727	4,840	5,264	5,141	5,466	5,783	5,956	6,091
Total revenue:
AT&T	7,115	6,396	6,599	6,017	5,824	4,886	3,939	3,124
Non-AT&T	$5,471	$5,708	$6,442	$6,618	$6,707	$6,991	$7,162	$7,292

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There has been no change in our internal control over financial reporting during the year ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers. The following information is provided with respect to each executive officer of the registrant as of May 15, 2004:

Name	Age	Position(s)
David D. Hood	47	Director, President and Chief Executive Officer
Kenneth C. Kieley	53	Vice President—Finance, Chief Financial Officer and Secretary
Jeffrey Guillot	40	Vice President—Development and Chief Information Officer
Julie A. Guillot	38	Vice President—Operations
Richard L. Hamilton	32	Vice President—Service Delivery
Gregory K. Jones	43	Vice President—Sales
Terrence K. Sadowski	41	Vice President—Marketing
Jeffrey J. Quade	49	Vice President—Human Resources
H. Perry Barth	38	Controller and Principal Accounting Officer

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

Jeffrey Guillot joined us in October 2002 as Vice President—Development and Chief Information Officer. Mr. Guillot added the duties of Chief Information Officer in November 2002. From November 2001 through October 2002, Mr. Guillot served as Product Strategy Director for Trilogy Software. From May 2000 through the fall of 2001, Mr. Guillot served as Chief Technology Officer and Chief Operating Officer of PurchasePooling, Inc., an e-government start-up venture. From August 1997 through April 2000, Mr. Guillot served in several roles at Dell Computer Corporation including Senior Manager, Global Application Architecture and Tools, Director of Information Technology for Dellware and Gigabuys, and Director of Information Technology for Home and Small Business Technologies. Mr. Guillot is the spouse of Julie A. Guillot, Vice President—Operations.

Julie A. Guillot joined us in February 2003 as Executive Director—Program Management and was appointed Vice President—Operations in January 2004. From November 1999 to May 2001, Ms. Guillot served as Information Technology Director—Program Management and as Director of Operations—Software & Peripherals for Dell Computer Corporation, a leading computer systems company. Ms. Guillot worked for Accenture (formerly Anderson Consulting) from 1989 to 1999, departing as an Associate Partner in the Government Sector. Ms. Guillot is the spouse of Jeffrey Guillot, Vice President—Development and Chief Information Officer.

Richard L. Hamilton joined us as Vice President—Service Delivery in January 2004. Prior to this he worked for DFS Group Limited from November 2000 to January 2004 where he served in several roles including Chief Information Officer. Prior to joining DFS he held Information Technology management positions for Cost Plus World Market, a specialty home furnishings retailer from 1998 – 2000 and Discovery Channel in retail and direct to consumer divisions from 1996 to 1998.

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

H. Perry Barth was named Principal Accounting Officer in April 2002. He has served as our Controller since April 1999. Mr. Barth was previously employed as Controller of Xetel Corporation, an electronics contract manufacturer, from May 1994 to April 1999. Mr. Barth worked for PricewaterhouseCoopers LLP from 1988 to 1994.

Code of Ethics. We have adopted an ethics and conflicts of interest policy that applies to our directors, officers and employees. The policy is publicly available on our website at www.netsolve.com. If we make any substantive amendments to this policy or grant any waiver, including any implicit waiver, from a provision of the policy to our directors or executive officers, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Other Information. The remaining information required by this item is presented under the headings Proposal Before the Meeting - Election of Directors, Stock Ownership and Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance, and The Board of Directors - Audit Committee in our definitive Proxy Statement pursuant to Regulation 14A for our 2004 Annual Meeting of Stockholders to be held July 14, 2004, and to be filed not later than 120 days subsequent to March 31, 2004, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is presented under the headings The Board of Directors - Director Compensation and Executive Compensation in our definitive Proxy Statement pursuant to Regulation 14A for our 2004 Annual Meeting of Stockholders to be held July 14, 2004, and to be filed not later than 120 days subsequent to March 31, 2004, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is presented under the heading Stock Ownership of Certain Beneficial Owners and Management in our definitive Proxy Statement pursuant to Regulation 14A for our 2004 Annual Meeting of Stockholders to be held July 14, 2004, and to be filed not later than 120 days subsequent to March 31, 2004, and is incorporated herein by reference.

The following table contains information relating to NetSolve compensation plans under which equity securities of NetSolve were authorized for issuance during the last fiscal year. This information is as of March 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans*
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,591,256	$9.62	1,362,814
Equity compensation plans not approved by security holders	None	None	None
Total	2,591,256	$9.62	1,362,814

*	Does not include securities reflected in column (a)

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is presented under the heading Other Matters - Indebtedness of Management in our definitive Proxy Statement pursuant to Regulation 14A for our 2004 Annual Meeting of Stockholders to be held July 14, 2004, and to be filed not later than 120 days subsequent to March 31, 2004, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is presented under the heading Other Matters - Auditors in our definitive Proxy Statement pursuant to Regulation 14A for our 2004 Annual Meeting of Stockholders to be held July 14, 2004, and to be filed not later than 120 days subsequent to March 31, 2004, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(c) Exhibits required by Item 601 of Regulation S-K:

	Previously Filed*
Exhibits	With File Number	As Exhibit	Description
3.1*	333-65691	3.3	Restated Certificate of Incorporation of NetSolve, as filed.

3.2*	333-65691	3.4	Bylaws of NetSolve.

4.1*	Amdt. No. 1 to 333-65691	4.1	Specimen Form of Common Stock Certificate of NetSolve.

4.2*	0-24983 (Form 8-K filed February 6, 2003)	4	Rights Agreement dated as of February 5, 2003 between NetSolve and the American Stock Transfer & Trust Co., which includes as Exhibit A thereto the form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock, Exhibit B thereto the form of Rights Certificate, and Exhibit C thereto to Summary of Rights Plan adopted by NetSolve.

10.1*	Amdt. No.1 to 333-65691	10.1	Contract Services Agreement between AT&T Corp. and NetSolve, dated December 21, 1995, together with amendments relating thereto.+

10.2*	333-65691	10.2	Lease between CarrAmerica Realty, L.P., t/a Riata Corporate Park, as Landlord, and NetSolve, as Tenant, dated as of September 30, 1997, relating to Riata Corporate Park.

10.3*	Amdt. No. 1 to 333-65691	10.7	Form of Indemnification Agreement.

10.4*	333-65691	10.8	1988 Stock Option Plan, as amended.

10.5*	Amdt. No. 1 to 333-65691	10.9	Amended and Restated Long-Term Incentive Compensation Plan.

10.6*	333-65691	10.10	Form of Proprietary Information and Inventions Agreement entered into between NetSolve and each officer.

10.7*	Amdt. No. 1 to 333-65691	10.17	Form of Stock Option Agreement with Directors.

10.8*	Amdt. No. 1 to 333-65691	10.18	Form of Shareholder Agreement with Directors.

10.9*	0-24983 Form 10-Q (filed August 14, 2000)	10.2	Office Lease Agreement between Austin Jack, LLC, as landlord and NetSolve, as Tenant, dated as of June 7, 2000, relating to Amber Oaks.

10.10*	0-24983 Form 10-K (filed May 30, 2001)	10.14	Exclusive Software License and Use Agreement entered into as of December 21, 2000 between NetSolve and NEC Corporation.+

10.11*	0-24983 Form 10-K (filed May 30, 2001)	10.15	Asset Purchase Agreement and Assignment of Contract Rights dated as of March 15, 2001 between Comdisco, Inc. and NetSolve.+

10.12*	0-24983 Form 10-Q (filed Nov. 14, 2001)	10.1	Management Services Purchase and Resale Agreement between NetSolve and International Business Machines Corporation dated March 9, 2001.+

10.13*	0-24983 Form 10-K (filed Jun. 10, 2002)	10.15	Amendment No. 16 dated as of January 1, 2002 to the Contract Services Agreement between AT&T Corp. and NetSolve, dated August 1, 1995.+

10.14*	0-24983 Form 10-K (filed Jun. 10, 2002)	10.16	Amendment No. 17 dated as of January 1, 2002 to the Contract Services Agreement between AT&T Corp. and NetSolve, dated August 1, 1995.+

10.15		10.17	Employment and Change in Control Agreement between the Company and David D. Hood dated as of February 20, 2003.

10.16		10.18	Employment and Change in Control Agreement between the Company and Kenneth C. Kieley dated as of February 20, 2003.

10.17		10.19	Offer letter from NetSolve to Jeffrey J. Quade dated February 12, 2003.

10.18		10.20	Offer letter from NetSolve to Gregory K. Jones dated March 4, 2003.

10.19		10.21	Offer letter from NetSolve to Terry Sadowski dated November 15, 2002.

10.20		10.22	Offer letter from NetSolve to Jeff Guillot dated October 7, 2002.

10.21			Offer letter from NetSolve to Julie A. Guillot dated February 6, 2003.

10.22			Offer letter from NetSolve to Julie A. Guillot dated December 10, 2003

10.23			Offer letter from NetSolve to Rick L. Hamilton dated December 19, 2003

21.1*	333-65691	21.1	Subsidiaries of NetSolve.

23.1			Consent of Ernst & Young LLP, Independent Auditors.

31.1			Certification of David D. Hood, the registrant’s chief executive officer, required pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2			Certification of Kenneth C. Kieley, the registrant’s chief financial officer, required pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of David D. Hood, the registrant’s chief executive officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2			Certification of Kenneth C. Kieley, the registrant’s chief financial officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference. Amdt. No. 1 to 333-65691 references the Company’s Amendment No. 1, dated July 26, 1999, to its Registration Statement on Form S-1, File No. 333-65691.

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NetSolve, Incorporated, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSolve, Incorporated

Date: June 9, 2004.	By:	/s/ DAVID D. HOOD

David D. Hood, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NetSolve, Incorporated and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID D. HOOD (David D. Hood, President and Chief Executive Officer)	Chief Executive Officer and Director	June 9, 2004

/s/ KENNETH C. KIELEY (Kenneth C. Kieley, Vice President-Finance, Chief Financial Officer and Secretary)	Chief Financial Officer	June 9, 2004

/s/ H. PERRY BARTH (H. Perry Barth, Controller)	Principal Accounting Officer	June 9, 2004

/s/ J. MICHAEL GULLARD (J. Michael Gullard, Chairman of the Board)	Director	June 9, 2004

/s/ JEROME N. GREGOIRE (Jerome N. Gregoire)	Director	June 9, 2004

/s/ G. JOSEPH LUECKENHOFF (G. Joseph Lueckenhoff)	Director	June 9, 2004

/s/ JOHN S. MCCARTHY (John S. McCarthy)	Director	June 9, 2004

/s/ HOWARD D. WOLFE, Jr. (Howard D. Wolfe, Jr.)	Director	June 9, 2004

/s/ JAMES L. ZUCCO, Jr. (James L. Zucco, Jr.)	Director	June 9, 2004