Form 10-Q
period 2004-06-30
NETSOLVE INC
filed 2004-08-13
CIK 1071342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares outstanding of the issuer’s common stock, $.01 par value, as of August 6, 2004: 11,677,855

NETSOLVE, INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	3/31/2004	6/30/2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,885	$9,972
Short-term investments	20,085	30,870
Restricted cash	358	358
Accounts receivable, net of allowance for doubtful accounts of $303 at March 31, 2004 and $398 at June 30, 2004	4,696	3,387
Prepaid expenses and other assets	3,001	2,067
Deferred tax assets	672	672

Total current assets	48,697	47,326

Property and equipment:
Computer equipment and software	12,553	12,926
Furniture, fixtures and leasehold improvements	5,115	5,115
Other equipment	523	423

	18,191	18,464
Less accumulated depreciation and amortization	(11,979)	(12,756)

Net property and equipment	6,212	5,708

Deferred tax assets, net of current portion	3,053	3,308
Other assets	—	41

Total assets	$57,962	$56,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$961	$652
Accrued liabilities	1,722	1,229
Accrued employee liabilities	814	483
Deferred revenue	387	19

Total current liabilities	3,884	2,383

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized at March 31, 2004 and June 30, 2004; 16,085,635 issued and 11,628,149 outstanding at March 31, 2004 and 16,123,885 issued and 11,666,399 outstanding at June 30, 2004	160	161
Additional paid-in capital	84,831	85,150
Treasury stock	(30,888)	(30,888)
Retained earnings (accumulated deficit)	(25)	(423)

Total stockholders’ equity	54,078	54,000

Total liabilities and stockholders’ equity	$57,962	$56,383

The accompanying notes are an integral part of these financial statements.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended
	6/30/2003	6/30/2004
	(unaudited)
Revenues:
IT infrastructure management services	$10,052	$8,811
Maintenance and equipment	2,479	1,299

Total revenues	12,531	10,110

Costs of revenues:
IT infrastructure management services	6,198	5,528
Maintenance and equipment	1,803	852

Total costs of revenues	8,001	6,380

Gross profits:
IT infrastructure management services	3,854	3,283
Maintenance and equipment	676	447

Total gross profits	4,530	3,730

Operating expenses:
Development	1,480	1,089
Selling and marketing	2,091	2,177
General and administrative	1,514	1,138

Total operating expenses	5,085	4,404

Operating loss	(555)	(674)

Other income (expense):
Interest income	165	75
Other, net	—	(3)

Total other income	165	72

Loss before income taxes	(390)	(602)
Income tax benefit	(152)	(204)

Net loss	$(238)	$(398)

Basic and diluted net loss per share	$(0.02)	$(0.03)
Weighted average shares used in basic and diluted per share calculation	11,393	11,644

Diluted net loss per share	$(0.02)	$(0.03)
Weighted average shares used in diluted per share calculation	11,393	11,644

The accompanying notes are an integral part of these financial statements.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	6/30/2003	6/30/2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(238)	$(398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	889	782
Loss on the disposition of property	3	1
Change in assets and liabilities:
Accounts receivable, net	2,550	1,309
Prepaid expenses and other assets	(93)	893
Deferred tax assets	(16)	(255)
Accounts payable	(829)	(309)
Accrued Liabilities	655	(822)
Reduction in future rentals for idle facility	(358)	(2)
Deferred revenue	8	(368)

Net cash provided by operating activities	2,571	831

Cash flows from investing activities:
Purchases of short-term investments	(7,975)	(23,909)
Sales of short-term investments	7,339	13,124
Transfer of funds to restricted cash	(1)	—
Purchases of property and equipment	(1,620)	(279)

Net cash used in investing activities	(2,257)	(11,064)

Cash flows from financing activities:
Repurchase of common stock	(1,175)	—
Proceeds from exercise of common stock options and warrants	358	320

Net cash provided by (used in) financing activities	(817)	320

Net decrease in cash and cash equivalents	(503)	(9,913)
Cash and cash equivalents, beginning of period	28,073	19,885

Cash and cash equivalents, end of period	$27,570	$9,972

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Income taxes paid	$7	$3

The accompanying notes are an integral part of these financial statements.

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Information with respect to the three months ended June 30, 2003 and 2004 is unaudited.

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

2. Basis of Presentation

The quarterly financial information presented herein should be read in conjunction with the Company’s annual financial statements for the year ended March 31, 2004, which can be found in the Company’s annual report on Form 10-K, as filed on June 9, 2004 (File No. 000-24983). The accompanying unaudited interim financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

3. Earnings Per Share

The Company’s earnings per share data are presented in accordance with SFAS 128, Earnings Per Share. Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. Pursuant to Statement of Financial Accounting Standards No. 128, the effect of the assumed exercise of stock options and contingently issued shares has not been included as it is antidilutive.

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

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

5. Stock-Based Compensation Plans

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net loss.

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

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

The following weighted-average assumptions were used to estimate the fair value of options:

	Three months ended June 30,
	2003	2004
Expected life	4 years	4 years
Expected volatility	62.5%	51.0%
Risk-free interest rate	2.5%	3.4%
Dividend expense yield	None	None

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,
	2003	2004
Reported net loss	$(238)	$(398)
Total stock based employee compensation expense included in the determination of net loss as reported, net of related tax effects	—	—
Total stock based employee compensation expense determined under the fair value method for all awards, net of related tax	(712)	(467)

Pro forma net loss from continuing operations	$(950)	$(865)

Basic net loss per share:
Reported net loss per share	$(0.02)	$(0.03)
Pro forma basic net loss per share	$(0.08)	$(0.07)

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

6. Recent Pronouncements

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report and other presentations made by us contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as “expects,” “anticipates,” “intends,” “believes” or similar words indicating future events. They include, among others, statements relating to trends and projections in revenue and orders from customers for our services, company growth, sales, margin and expenses, cash flow needs and the drivers behind those trends and projections and orders from customers for our services. Although we believe that in making any such statement our expectations are based on reasonable assumptions, any such statement involves known and unknown risks and uncertainties and is qualified in its entirety by reference to the risks discussed below under RISK FACTORS and to the following factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements: general and economic business conditions; conditions affecting the industries served by the Company; the effect of national and international political and economic conditions; the size and growth potential of the IT infrastructure management industry; trends in sales of our services and products and resulting revenues; our ability to retain current customer arrangements and develop new arrangements; our ability to develop new service offerings and the market acceptance of such offerings; our ability to maintain and develop new arrangements with resellers and network equipment manufactures; the level of any stock repurchases we may undertake; payments requested by customers regarding our WAN guarantee or any of our other services guarantees; the amount of any added costs from anticipated new sales, exploration of potential business opportunities, marketing and development efforts, our reliance on resellers, the continued development of new service offerings and competition; the outcome of pending litigation; revenues derived from AT&T and other customers; our ability to attract and retain a qualified workforce; our ability to protect our intellectual property rights; and the impact of changes in accounting rules.

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

Overview

We provide a range of IT infrastructure management services that allow enterprises and carriers to outsource some or all IT infrastructure-specific activities in order to increase IT infrastructure availability, performance and security while reducing overall IT infrastructure operations cost, and simplifying timely migration to new technologies. We have also licensed our software in Japan. Our first software licensing agreement occurred in the quarter ended September 30, 2001. This agreement allows another organization to utilize our technology to provide remote IT infrastructure management services to its customers in Japan. We expect the agreement will be finalized in the second quarter of fiscal year 2005. Additionally, on October 1, 2001, we announced the offering of remote IT infrastructure management for Cisco Systems, Inc. Architecture for Voice, Video and Integrated Data (AVVID) Internet Protocol Telephony (IPT).

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

infrastructure management services revenues are typically based on a fixed monthly fee per customer site or device and are recognized in the period in which the services are rendered. For the three months ended June 30, 2004, approximately 90% of IT infrastructure management services revenues were from recurring services.

•	Nonrecurring IT infrastructure management services consist primarily of project implementation services and equipment installation services. Nonrecurring IT infrastructure management services primarily relate to services performed to assist customers in implementing new networks. Nonrecurring IT infrastructure management services revenues are also earned when implementing IT infrastructure management services for existing networks; however, the level of work and related fees are both lower. Nonrecurring IT infrastructure management services revenues are generally recognized upon completion of the assignment or service. For example, we charge fees for project implementation services on a per-location or per-device basis and we recognize revenues associated with these services upon completion of the network implementation for the location or device.

Our IT infrastructure management services revenues are derived from contracts with telecommunications carriers, system integrators and value-added resellers of networking equipment and services, and enterprises to which we sell directly through our sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. IT infrastructure management services revenues also include software licensing, usage royalties, maintenance fees and professional fees. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of IT infrastructure management services revenues were less than 1% in fiscal year 2004 and in the three months ended June 30, 2004. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in most cases, require that we continue providing services throughout the term of the reseller’s contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

We derive maintenance and equipment revenues from the resale of customer premise equipment (CPE) maintenance contracts and from the resale of customer premise equipment, or CPE, to certain of our IT infrastructure management services resellers or customers. CPE is networking equipment which usually resides at the customer’s location and includes routers, CSUs, and LAN switches. We utilize CPE produced by Cisco and, to a lesser extent, by Bay/Nortel, Visual Networks and others. We recognize equipment revenues in the period the CPE is shipped to the customer. However, if the transaction is financed through our lease financing subsidiary, we recognize the revenues upon sale of the underlying lease contract on a nonrecourse basis. We recognize revenues from CPE maintenance contracts on a monthly basis as the services are provided. We generally only resell CPE to our IT infrastructure management services customers. Although we believe some of our customers will continue to purchase CPE from us, our strategy is to focus on our IT infrastructure management services which generate higher margins. We therefore anticipate that revenues from CPE sales will not be significant, and could decline, as we seek to manage our mix of revenues.

We have derived a significant portion of our revenues from one reseller, AT&T, which is discussed below. In addition, in the three months ended June 30, 2004, we derived 11% of our total revenue from IBM. No other customers or resellers accounted for more than 10% of our revenues in any of the last three fiscal years or in the three months ended June 30, 2004.

At the beginning of fiscal year 2004, we had three primary reseller agreements with AT&T, one for Managed Router Service; one for Managed DSU Service marketed by AT&T as part of its Frame Relay Plus offering; and one for the management of the WAN for one large end user – The Home Depot. AT&T has sold our services to their customers in conjunction with AT&T’s overall network solution offering using AT&T’s trade and brand names. As with our other reseller arrangements, we receive our revenues for the resale of our services to AT&T customers directly from AT&T. AT&T accounted for 52% of our total revenues in fiscal year 2003, 39% of our total revenues in fiscal year 2004, and 24% of our total revenues in the three months ended June 30, 2004.

In February of 2003, we were notified by AT&T of its intention to terminate the Managed Router Service agreement over an eight-month transition period beginning July 1, 2003. In May 2003, we were notified by AT&T of its intention to terminate the Home Depot agreement in July of 2003. Primarily as a result of these terminations, total revenues from AT&T decreased to $17.9 million in fiscal year 2004 from $26.1 million in fiscal year 2003, and decreased to $2.4 million in the three months ended June 30, 2004 from $5.8 million in the three months ended June 30, 2003.

The agreement for Frame Relay Plus Service provides for NetSolve to deliver the services for the original end-user service term of each order (subject to certain exceptions specifically set forth in the agreement), up to a maximum service term of 36 months, and further provides AT&T the option to continue the services on a month-to-month basis following the expiration of the service term for individual end users. The Frame Relay Plus Service agreement with AT&T was renewed in July 2003 and terminated on June 30, 2004 with respect to placing new orders for service. Services under this agreement accounted for 23% of our total revenues in fiscal year 2003, 22% of our total revenues in fiscal year 2004, and 23% of our total revenues in the three months ended June 30, 2004. As of June 30, 2004, we are providing this service to 620 of AT&T’s end user customers and expect total revenues of $2.3 million in the quarter ending September 30, 2004. Should AT&T elect not to renew this agreement during the quarter ending September 30, 2004, a portion of this revenue could be at risk. We anticipate that this agreement will be renewed effective in October 2004 at a discount to the pricing under the current agreement.

Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in multiple locations around the world for these U.S. based customers.

We anticipate that we will grow the Company’s revenue by developing new services internally; expanding the number of reseller channels; increasing the effectiveness of our existing reseller channels; and expanding our sales and marketing function as new order rates become more predictable. We may also elect to enhance our future growth prospects by engaging in merger and acquisition (M&A) activities on an opportunistic basis.

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2004

Revenues

Total revenues. Total revenues decreased 19% from $12.5 million in the three months ended June 30, 2003 to $10.1 million in the three months ended June 30, 2004.

IT infrastructure management services. Revenues from IT infrastructure management services decreased 12%, from $10.1 million in the three months ended June 30, 2003 to $8.8 million in the three months ended June 30, 2004, representing 80% of total revenues in the three months ended June 30, 2003 and 87% of total revenues in the three months ended June 30, 2004. The dollar decrease was due primarily to the termination of the AT&T Managed

Router Service and Home Depot Agreements discussed above and to a lesser extent a decrease in implementation services due to a decrease in the level of new installations from carrier agreements utilizing those services. This decrease was partially offset by increased revenue from software licensing fees and an increase in the number of managed devices under contract through direct sales and non-AT&T channels. In the near term, revenue growth in IT infrastructure management services is expected to be relatively flat with a decrease in the level of software licensing revenues offset by an increase in the number of managed devices under contract.

Maintenance and equipment. Revenues from maintenance and equipment decreased 48%, from $2.5 million in the three months ended June 30, 2003 to $1.3 million in the three months ended June 30, 2004. Revenues from maintenance and equipment decreased primarily due to the termination of the AT&T Managed Router Service and Home Depot Agreements discussed above. We expect maintenance and equipment revenue to decrease slightly from the first quarter of fiscal year 2005 following the completion of the AT&T transition.

Costs of revenues

Cost of IT infrastructure management services. Cost of IT infrastructure management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide IT infrastructure management services, and the costs of third-party providers of CPE installation services. Cost of IT infrastructure management services is expensed as incurred. Cost of IT infrastructure management services decreased 11%, from $6.2 million in the three months ended June 30, 2003 to $5.5 million in the three months ended June 30, 2004, representing 62% of IT infrastructure management services revenues in the three months ended June 30, 2003 and 63% in the three months ended June 30, 2004. The dollar decrease was due primarily to a decrease in the number of employees, a decrease in employee severance payments and education expenses and to a lesser extent a decrease in depreciation expense on equipment used to provide IT infrastructure management services. We expect costs of IT infrastructure management services in the second quarter of fiscal year 2005 to be similar to the first quarter as a percentage of revenue.

Cost of maintenance and equipment. Cost of maintenance and equipment includes the purchase of maintenance contracts and CPE from manufacturers and distributors for resale to resellers and end users. These costs are expensed in the period the related revenues are recognized. Cost of maintenance and equipment decreased 53%, from $1.8 million in the three months ended June 30, 2003 to $852,000 in the three months ended June 30, 2004, representing 73% of maintenance and equipment revenues in the three months ended June 30, 2003 and 66% of maintenance and equipment revenues in the three months ended June 30, 2004. The decrease in dollars and as a percentage of revenue was primarily due to the decrease in lower margin maintenance revenue as a result of the termination of the AT&T Managed Router Service and Home Depot Agreements discussed above. We expect costs of maintenance and equipment as a percentage of revenue to increase in the second quarter of fiscal year 2005 compared to the first quarter of fiscal year 2005.

Operating expenses

Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our IT infrastructure management services, developing our Web-enabled software applications that provide customers access to IT infrastructure management information, and defining and developing operating processes for new services. Development expenses decreased 26% from $1.5 million in the three months ended June 30, 2003 to $1.1 million in the three months ended June 30, 2004, representing 12% of total revenues in the three months ended June 30, 2003 and 11% in the three months ended June 30, 2004. The decrease in dollars and as a percentage of revenue was primarily due to a decrease in contract programming services. We expect development expenses to remain relatively flat as a percent of revenue in the near term.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses increased 4%, from $2.1 million in the three months ended June 30, 2003 to $2.2 million in the three months ended June 30, 2004, representing 17% of total revenues in the three months ended June 30, 2003 and 22% in the three months ended June 30, 2004. The increase in dollars and as a percentage of revenue was due to our decision to increase spending in this area in an effort to expand and increase new business. The increase in spending was due primarily to the addition of sales personnel. This increase was partially offset by a decrease in spending on marketing programs. We expect selling and marketing expenses to remain relatively flat as a percent of revenue in the near term.

General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses decreased 25%, from $1.5 million in the three months ended June 30, 2003 to $1.1 million in the three months ended June 30, 2004, representing 12% of total revenues in the three months ended June 30, 2003 and 11% in the three months ended June 30, 2004. The dollar and percentage decrease was due primarily to approximately $276,000 related to exploration of potential M&A activities which occurred in the previous year and to a lesser extent decreased costs related to a decrease in the number of general and administrative personnel. We expect general and administrative expenses to remain relatively flat as a percent of revenue in the near term excluding potential one time costs of approximately $300,000 for a special project.

Other income, net

Other income, net consists primarily of interest income earned on our cash balances. Other income, net decreased from $165,000 in the three months ended June 30, 2003 to $72,000 in the three months ended June 30, 2004, representing 1% of total revenues in the three months ended June 30, 2003 and 2004. The decrease was primarily due to lower average interest rates earned on invested cash during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 and to a lesser extent lower average cash balances.

Income Tax

During the quarter ended June 30, 2004 we recorded an income tax benefit of approximately $204,000, which includes a current foreign income tax provision of $26,000 and a deferred domestic income tax benefit of $230,000.

As of June 30, 2004, we had net operating loss carryforwards of approximately $6.9 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2005, if not utilized. We have alternative minimum tax credit carryforwards of $302,000 which do not expire. We also have foreign tax credits of $338,000 that expire beginning in 2006 if not utilized. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization.

A valuation allowance has been provided to offset a portion of the deferred tax assets related to foreign tax credits. At this time, the Company believes that it is more likely than not that the balance of the deferred tax assets will be utilized. Future operating results and projections could alter these conclusions, potentially resulting in the recording of an additional benefit or a valuation allowance.

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

Liquidity and capital resources

Net cash provided by operating activities during the three month periods ended June 30, 2003 and June 30, 2004 was $2.6 million and $831,000, respectively.

We used $1.6 million during the three months ended June 30, 2003 and $279,000 in the three months ended June 30, 2004 to purchase capital assets used in the delivery of our network management services. We currently have no material commitments for capital expenditures.

We have approval from our Board of Directors to purchase up to an aggregate of six million shares of our common stock, including those previously repurchased. Since the inception of the stock repurchase program, the Company has repurchased 4.5 million shares of its common stock at an aggregate price of approximately $30.9 million. The extent and timing of any additional repurchases will depend on market conditions and other business considerations. Repurchased shares may be held in treasury for general corporate purposes, including use in connection with the Company’s stock option plans, or may be retired. There were no repurchases of our common stock in the three months ended June 30, 2004.

As of June 30, 2004, we had $40.8 million in cash and short-term investments, $3.4 million in net accounts receivable and $44.9 million in working capital. We believe that our current cash balances, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs, capital expenditures and stock buy back program. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

As of June 30, 2004, we have no debt or off-balance sheet debt. As of June 30, 2004, we have noncancelable operating lease obligations of approximately $3.3 million. At June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Receivables

We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While losses due to bad debt have historically been within our expectations, there can be no assurance that we will continue to experience the same level of bad debt losses that we have in the past. In addition, a significant amount of our revenues and accounts receivable are concentrated in AT&T and IBM. A significant change in the liquidity or financial position of either of these companies could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

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

We may not operate profitably. Our ability to regain profitability depends, among other things, on our ability to implement our business strategy, which includes broadening and increasing the effectiveness of our base of reseller channels and broadening our service offerings, and on increasing sales of our services while maintaining sufficient gross profit margins. We must, among other things:

•	maintain satisfactory relationships with, and increase the effectiveness of existing resellers and network equipment manufacturers;

•	establish relationships with additional channel partners for the resale of our services;

•	renew the Frame Relay Plus agreement with AT&T beyond the ordering period that expired as of June of 2004;

•	maintain and develop a sales and marketing organization that can cost-effectively promote the sale of our services to existing and new customers at consistently sufficient levels;

•	develop and sell new service offerings which effectively meet our customers’ needs and support and utilize ever-evolving technologic advancements;

•	develop software to make our principal existing service, ProWatch for WANs, as well as other services as they achieve larger volumes, more efficient and economical;

•	reduce the costs of our non-WAN services to levels comparable with our current WAN offerings as revenues from these offerings increase; and

•	maintain reliable, uninterrupted service from our network management center 24 hours per day, seven days per week.

Our revenues will decline significantly and our business will be adversely affected if we are not successful in renewing the AT&T Frame Relay Plus agreement or if AT&T discontinues, or materially reduces, that business with us.

Our Frame Relay Plus agreement with AT&T is not an exclusive arrangement. We cannot assure that AT&T will renew that agreement or that any renewal will be on favorable terms. Even if this agreement is renewed, the anticipated price reductions could significantly reduce the gross margins from this business in both dollar and percentage of revenue terms. Further, even with a renewal of this agreement, AT&T may not continue to sell our services to existing or additional AT&T customers or continue to utilize our services following the June 30, 2004 expiration of the service terms set forth in this agreement. A reduction in this business from any cause would result in diminished revenues for an extended period of time as we attempted to replace that business.

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

We expect to continue to rely on resellers such as data networking value-added resellers and integrators and, to a lesser extent, telecommunications carriers to market our services. We must establish, develop and maintain these alternative sales channels in order to increase our revenues and become consistently profitable. We must maintain a positive relationship with Cisco to maintain and add relationships with their resellers, many of which are current or potential resellers of our services. We have a limited history of developing these sales channels, and we have established productive relationships with only a few resellers. While we have gained additional experience in managing sales through resellers, we have not yet achieved consistent results from such sales. Except for AT&T and IBM, these resellers have not generated significant sales of our services to date and may not succeed in marketing our services in the future.

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

Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 81% of our recurring network management services revenues in fiscal year 2004 and 74% in the three months ended June 30, 2004. Likewise, a substantial portion of our nonrecurring network management services and equipment maintenance resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate a significant portion of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services, and our ability to reduce costs and introduce enhanced versions of these services that make these services more efficient and economical as the market matures.

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

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There has been no change in our internal control over financial reporting during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NetSolve held its Annual Meeting of Stockholders on July 14, 2004. The following item was presented to the stockholders with the following results:

Directors	Votes For	Votes Withheld or Against	Abstentions
Jerome N. Gregoire	10,275,321	190,503	None
J. Michael Gullard	10,461,021	4,803	None
David D. Hood	10,461,021	4,803	None
G. Joseph Lueckenhoff	10,409,821	56,003	None
John S. McCarthy	10,461,021	4,803	None
Howard D. Wolfe, Jr.	10,461,021	4,803	None
James L. Zucco, Jr.	10,409,821	56,003	None

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

The Audit Committee has pre-approved additional engagements of Ernst & Young LLP for the non-audit services of preparation of state and federal tax returns.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

ITEM NUMBER	EXHIBIT

10.1	Employment and Change in Control Agreement between the Company and David D. Hood dated as of February 20, 2003.

10.2	Employment and Change in Control Agreement between the Company and Kenneth C. Kieley dated as of February 20, 2003.

31.1	Certification of David D. Hood, the registrant’s chief executive officer, required pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth C. Kieley, the registrant’s chief financial officer, required pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of David D. Hood, the registrant’s chief executive officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth C. Kieley, the registrant’s chief financial officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 22, 2004, the Company filed a Form 8-K reporting under Item 12 “Results of Operation and Financial Condition” the Company’s press release, dated April 22, 2004, regarding its 2004 fiscal year-end and fourth quarter results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	NETSOLVE, INCORPORATED

	By:	/s/ David D. Hood
David D. Hood
President and Chief Executive Officer

	By:	/s/ Kenneth C. Kieley
Kenneth C. Kieley
Vice President-Finance, Chief Financial Officer and Secretary

	By:	/s/ H. Perry Barth
H. Perry Barth
Controller and Chief Accounting Officer