Form 10-Q
period 2004-09-30
NETSOLVE INC
filed 2004-11-12
CIK 1071342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares outstanding of the issuer’s common stock, $.01 par value, as of November 8, 2004: 11,739,952

NETSOLVE, INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	3/31/2004	9/30/2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,885	$19,289
Short-term investments	20,085	20,964
Restricted cash	358	359
Accounts receivable, net of allowance for doubtful accounts of $303 at March 31, 2004 and $454 at September 30, 2004	4,696	4,494
Prepaid expenses and other assets	3,001	1,368
Deferred tax assets	672	672

Total current assets	48,697	47,146

Property and equipment:
Computer equipment and software	12,553	13,024
Furniture, fixtures and leasehold improvements	5,115	5,127
Other equipment	523	423

	18,191	18,574
Less accumulated depreciation and amortization	(11,979)	(13,455)

Net property and equipment	6,212	5,119

Deferred tax assets, net of current portion	3,053	3,307
Other assets	—	19

Total assets	$57,962	$55,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$961	$529
Accrued liabilities	1,722	1,115
Accrued transaction expenses	—	1,009
Accrued employee liabilities	814	526
Deferred revenue	387	65

Total current liabilities	3,884	3,244

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized at March 31, 2004 and September 30, 2004; 16,085,635 issued and 11,628,149 outstanding at March 31, 2004 and 16,195,186 issued and 11,737,700 outstanding at September 30, 2004	160	161
Additional paid-in capital	84,831	85,586
Treasury stock	(30,888)	(30,888)
Retained earnings (accumulated deficit)	(25)	(2,512)

Total stockholders’ equity	54,078	52,347

Total liabilities and stockholders’ equity	$57,962	$55,591

See accompanying notes.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	9/30/2003	9/30/2004	9/30/2003	9/30/2004
	(unaudited)		(unaudited)
Revenues:
IT infrastructure management services	$9,756	$8,840	$19,809	$17,651
Maintenance and equipment	2,121	1,162	4,600	2,461

Total revenues	11,877	10,002	24,409	20,112

Costs of revenues:
IT infrastructure management services	5,605	5,271	11,803	10,799
Maintenance and equipment	1,515	851	3,319	1,703

Total costs of revenues	7,120	6,122	15,122	12,502

Gross profits:
IT infrastructure management services	4,151	3,569	8,006	6,852
Maintenance and equipment	606	311	1,281	758

Total gross profits	4,757	3,880	9,287	7,610

Operating expenses:
Development	1,284	1,111	2,764	2,199
Selling and marketing	2,347	2,007	4,438	4,184
General and administrative	1,346	1,132	2,584	2,271
Transaction expenses	—	1,846	276	1,846

Total operating expenses	4,977	6,096	10,062	10,500

Operating loss	(220)	(2,216)	(775)	(2,890)

Other income (expense):
Interest income	65	128	230	203
Other, net	—	(1)	—	(4)

Total other income	65	127	230	199

Loss before income taxes	(155)	(2,089)	(545)	(2,691)
Income tax benefit	(56)	—	(208)	(204)

Net loss	$(99)	$(2,089)	$(337)	$(2,487)

Basic net loss per share	$(0.01)	$(0.18)	$(0.03)	$(0.21)
Weighted average shares used in basic per share calculation	11,211	11,682	11,350	11,663

Diluted net loss per share	$(0.01)	$(0.18)	$(0.03)	$(0.21)
Weighted average shares used in diluted per share calculation	11,211	11,682	11,350	11,663

See accompanying notes.

NETSOLVE, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	9/30/2003	9/30/2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(337)	$(2,487)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,734	1,533
Loss on disposition of property and equipment	3	1
Transaction expenses	—	1,009
Change in assets and liabilities:
Accounts receivable, net	1,627	202
Prepaid expenses and other assets	(715)	1,614
Deferred tax assets	(4)	(254)
Accounts payable	(723)	(432)
Accrued liabilities	(18)	(895)
Unearned revenue	(58)	(322)

Net cash provided by (used in) operating activities	1,509	(31)

Cash flows from investing activities:
Purchases of short-term investments	(20,727)	(39,205)
Sale of short-term investments	15,414	38,326
Transfer of funds to restricted cash	(1)	(1)
Purchases of property and equipment	(2,697)	(441)

Net cash used in investing activities	(8,011)	(1,321)

Cash flows from financing activities:
Repurchase of common stock	(1,176)	—
Proceeds from exercise of common stock options and warrants	758	756

Net cash provided by (used in) financing activities	(418)	756

Net change in cash and cash equivalents	(6,920)	(596)
Cash and cash equivalents, beginning of period	28,073	19,885

Cash and cash equivalents, end of period	$21,153	$19,289

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Income taxes paid	$7	$3

See accompanying notes.

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Information with respect to the three and six months ended September 30, 2003 and 2004 is unaudited.

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

3. Pending Acquisition of the Company by Cisco Systems, Inc.

On September 9, 2004, the Company entered into a definitive agreement to be acquired by Cisco Systems, Inc. (“Cisco”), a leading manufacturer and vendor of networking and communications products and a provider of services associated with that equipment and its use. The merger agreement contemplates that the proposed acquisition will be effected by the merger of a wholly owned subsidiary of Cisco with and into the Company, whereby, upon the completion of such merger, the Company will become a wholly owned subsidiary of Cisco. Under the terms of the merger agreement, each holder of shares of the outstanding common stock of the Company will be entitled to receive $11.00 in cash, less applicable withholding taxes, for each share of the Company’s common stock held by such holder as determined at the effective time of the merger. Costs associated with this transaction include banker, attorney and accountant fees. Completion of the proposed merger, which is expected to close in the fourth quarter of calendar 2004, is subject to the approval of the stockholders of the Company and other customary closing conditions. To this end, the Company commenced the mailing of a Notice of Special Meeting of Stockholders together with a proxy statement and form of proxy on October 22, 2004 for the purpose of obtaining stockholder approval of the merger. The special meeting of the Company’s stockholders is scheduled to be held on Thursday, November 18, 2004 at 4:00 p.m., Central Standard Time, at the principal offices of the Company in Austin, Texas. There can be no assurance that the merger will be consummated. In the event that the merger is terminated under certain circumstances, the Company will be required to pay Cisco a termination fee of $4.125 million. Risks associated with the delay in the completion of, or the inability to complete, the proposed merger appear in Item 2 of this quarterly report on Form 10-Q under the caption “Risk Factors”.

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

4. Earnings Per Share

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

5. Contingencies

In December 2001, the Company and certain of its officers and directors, as well as the underwriters of its initial public offering (“IPO”) and hundreds of other companies (“Issuers”), directors and officers and IPO underwriters, were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption In re Initial Public Offering Securities Litigation, Case No. 91 MC 92. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors and its IPO underwriters violated section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

On September 14, 2004, two lawsuits were filed in the District Court of Travis County, Texas against the Company and its directors by purported shareholders of the Company on behalf of a putative class of shareholders. The plaintiffs claim self dealing and breaches of fiduciary duty on the part of the directors in connection with the announced agreement between the Company and Cisco Systems, Inc. for the acquisition of the Company for a purchase price of $11.00 per share in cash (“Acquisition”). The plaintiffs seek injunctive relief, including enjoining the Company and the directors from consummating the Acquisition, and attorneys’ fees. The Company believes that the plaintiffs’ claims are without merit. The Company and the directors intend to vigorously defend these lawsuits. As with any litigation, the Company is unable at this early stage to predict the outcome of the lawsuits or the impact of their pendency on the Company and the consummation of the Acquisition.

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

6. Stock-Based Compensation Plans

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

The following weighted-average assumptions were used to estimate the fair value of options:

	Six months ended September 30,
	2003	2004
Expected life	4 years	4 years
Expected volatility	49.7%	51.0%
Risk-free interest rate	2.5%	3.4%
Dividend expense yield	None	None

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2003	2004	2003	2004
Reported net income (loss)	$(99)	$(2,089)	$(337)	$(2,487)
Total stock based employee compensation expense included in the determination of net loss as reported, net of related tax effects	—	—	—	—
Total stock based employee compensation expense determined under the fair value method for all awards, net of related taxes	(621)	(655)	(1,331)	(1,123)

Pro forma net income (loss) from continuing operations (in thousands)	(720)	(2,744)	(1,668)	(3,610)

Basic net loss per share:
Reported net loss per share	(0.01)	(0.18)	(0.03)	(0.21)
Pro forma basic net loss per share	(0.06)	(0.23)	(0.15)	(0.31)

NETSOLVE, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

7. Effective Tax Rate

For the three months ended September 30, 2003 and 2004, the effective rate was 36.1% and 0%, respectively. For the six months ended September 30, 2003 and 2004, the effective rate was 38.1% and 7.6%, respectively. This effective rate variance is due to the consideration of estimated year-end earnings in estimating the quarterly effective rate, the recording of a valuation allowance on certain deferred tax assets, and the effect of significant potential nondeductible items related to transaction costs.

8. Recent Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The adoption of FIN 46 did not have a material impact on our results of operations or financial position.

In October 2004, the FASB concluded that Statement 123R, SHARE-BASED PAYMENT, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Upon final ruling the Company will evaluate the effect that the adoption of Statement 123R will have on its financial position and results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report and other presentations made by us contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes identify forward-looking statements with such words as “expects,” “anticipates,” “intends,” “believes” or similar words indicating future events. They include, among others, statements relating to trends and projections in revenue and orders from customers for our services, company growth, sales, margin and expenses, cash flow needs and the drivers behind those trends and projections and orders from customers for our services. Although we believe that in making any such statement our expectations are based on reasonable assumptions, any such statement involves known and unknown risks and uncertainties and is qualified in its entirety by reference to the risks discussed below under “Risk Factors” and to the following factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements: general and economic business conditions; conditions affecting the industries served by the Company; the effect of national and international political and economic conditions; the size and growth potential of the IT infrastructure management industry; trends in sales of our services and products and resulting revenues; our ability to retain current customer arrangements and develop new arrangements; our ability to develop new service offerings and the market acceptance of such offerings; our ability to maintain and develop new arrangements with resellers and network equipment manufacturers; payments requested by customers regarding our WAN guarantee or any of our other services guarantees; the amount of any added costs from anticipated new sales, exploration of potential business opportunities, marketing and development efforts, our reliance on resellers, the continued development of new service offerings and competition; the outcome of pending litigation; revenues derived from AT&T and other customers; our ability to attract and retain a qualified workforce; our ability to protect our intellectual property rights; and the impact of changes in accounting rules.

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

Overview

We provide a range of IT infrastructure management services that allow enterprises and carriers to outsource some or all IT infrastructure-specific activities in order to increase IT infrastructure availability, performance and security while reducing overall IT infrastructure operations cost, and simplifying timely migration to new technologies. We have also licensed our software in Japan. Our first software licensing agreement occurred in the quarter ended September 30, 2001. This agreement allows another organization to utilize our technology to provide remote IT infrastructure management services to its customers in Japan. We expect a new agreement that will replace the existing licensing agreement will be finalized in the third quarter of fiscal year 2005. Additionally, on October 1, 2001, we announced the offering of remote IT infrastructure management for Cisco Systems, Inc. Architecture for Voice, Video and Integrated Data (AVVID) Internet Protocol Telephony (IPT).

Revenues

Our revenues consist of IT infrastructure management services revenues as well as maintenance and equipment resales. Our IT infrastructure management services include both recurring and nonrecurring revenues:

•	Revenues from recurring services represent monthly fees charged to resellers or end users for our IT infrastructure management services, and software licensing, royalty and maintenance fees. Recurring IT infrastructure management services revenues are typically based on a fixed monthly fee per customer site or device and are recognized in the period in which the services are rendered. For the six months ended September 30, 2004, approximately 89% of IT infrastructure management services revenues were from recurring services.

•	Nonrecurring IT infrastructure management services consist primarily of project implementation services and equipment installation services. Nonrecurring IT infrastructure management services primarily relate to services performed to assist customers in implementing new networks. Nonrecurring IT infrastructure management services revenues are also earned when implementing IT infrastructure management services for existing networks; however, the level of work and related fees are both lower. Nonrecurring IT infrastructure management services revenues are generally recognized upon completion of the assignment or service. For example, we charge fees for project implementation services on a per-location or per-device basis and we recognize revenues associated with these services upon completion of the network implementation for the location or device.

Our IT infrastructure management services revenues are derived from contracts with telecommunications carriers, system integrators and value-added resellers of networking equipment and services, and enterprises to which we sell directly through our sales force. Our services include both initial implementation and project management services for a one-time fee per location as well as ongoing management services for a fixed monthly fee per managed device. IT infrastructure management services revenues also include software licensing, usage royalties, maintenance fees and professional fees. Our contracts with end users are generally for terms of 24 to 36 months, although customers may cancel services prior to the end of the service terms. Cancellations due to reasons other than closings of managed locations, which to date have not been material, are generally subject to cancellation fees ranging from 20% to 80% of the recurring charges payable for the remainder of the service term. Cancellation fees as a percentage of IT infrastructure management services revenues were less than 1% in fiscal year 2004 and in the six months ended September 30, 2004. We recognize revenues from cancellation fees on a cash basis unless collection is assured. Our contracts with resellers typically extend from 12 to 36 months and, in most cases, require that we continue providing services throughout the term of the reseller’s contract with the end user. In these cases, we continue to recognize revenues upon performance of the services, even if performance occurs after the term of the contract with the reseller.

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

We have derived a significant portion of our revenues from one reseller, AT&T, which is discussed below. In addition, in the six months ended September 30, 2004, we derived 12% of our total revenue from IBM. No other customers or resellers accounted for more than 10% of our revenues in any of the last three fiscal years or in the six months ended September 30, 2004.

At the beginning of fiscal year 2004, we had three primary reseller agreements with AT&T, one for Managed Router Service; one for Managed DSU Service marketed by AT&T as part of its Frame Relay Plus offering; and one for the management of the WAN for one large end user – The Home Depot. AT&T has sold our services to their customers in conjunction with AT&T’s overall network solution offering using AT&T’s trade and brand names. As with our other reseller arrangements, we receive our revenues for the resale of our services to AT&T customers directly from AT&T. AT&T accounted for 52% of our total revenues in fiscal year 2003, 39% of our total revenues in fiscal year 2004, and 24% of our total revenues in the six months ended September 30, 2004.

In February 2003, we were notified by AT&T of its intention to terminate the Managed Router Service agreement over an eight-month transition period beginning July 1, 2003. In May 2003, we were notified by AT&T of its intention to terminate the Home Depot agreement in July of 2003. Primarily as a result of these terminations, total revenues from AT&T decreased to $17.9 million in fiscal year 2004 from $26.1 million in fiscal year 2003, and decreased to $4.9 million in the six months ended September 30, 2004 from $10.7 million in the six months ended September 30, 2003.

The agreement for Frame Relay Plus Service provides for NetSolve to deliver the services for the original end-user service term of each order (subject to certain exceptions specifically set forth in the agreement), up to a maximum service term of 36 months, and further provides AT&T the option to continue the services on a month-to-month basis following the expiration of the service term for individual end users. The Frame Relay Plus Service agreement with AT&T was renewed in July 2003 and terminated on June 30, 2004 with respect to placing new orders for service. Services under this agreement accounted for 23% of our total revenues in fiscal year 2003, 22% of our total revenues in fiscal year 2004, and 24% of our total revenues in the six months ended September 30, 2004. As of September 30, 2004, we are providing this service to 597 of AT&T’s end user customers and expect total revenues of $2.1 million in the quarter ending December 31, 2004. Should AT&T elect not to renew this agreement during the quarter ending December 31, 2004, a portion of this revenue could be at risk. We anticipate that this agreement will be renewed effective in January 2005 at a discount to the pricing under the current agreement.

Historically, we have generated substantially all of our revenues from sales to customers in the United States, although we manage devices in multiple locations around the world for these U.S. based customers.

We anticipate that we will grow our revenues by developing new services internally; expanding the number of reseller channels; increasing the effectiveness of our existing reseller channels; and expanding our sales and marketing function as new order rates become more predictable. We may also elect to enhance our future growth prospects by engaging in merger and acquisition (M&A) activities on an opportunistic basis should the current proposed merger with Cisco Systems not be completed.

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2004

Revenues

Total revenues. Total revenues decreased 16%, from $11.9 million in the three months ended September 30, 2003 to $10.0 million in the three months ended September 30, 2004.

IT infrastructure management services. Revenues from IT infrastructure management services decreased 9%, from $9.8 million in the three months ended September 30, 2003 to $8.8 million in the three months ended September 30, 2004, representing 82% of total revenues in the three months ended September 30, 2003 and 88% in the three months ended September 30, 2004. The dollar decrease was due primarily to the termination of the AT&T Managed Router Service and Home Depot Agreements discussed above and to a lesser extent a decrease in revenue from software licensing fees.

Maintenance and equipment. Maintenance and equipment revenues decreased 45%, from $2.1 million in the three months ended September 30, 2003 to $1.2 million in the three months ended September 30, 2004. Revenues from maintenance and equipment decreased primarily due to the termination of the AT&T Managed Router Service and Home Depot Agreements discussed above.

Costs of revenues

Cost of IT infrastructure management services. Cost of IT infrastructure management services includes salary and other costs of personnel, depreciation of equipment utilized to manage customer networks, the network management infrastructure utilized to provide IT infrastructure management services, and the costs of third-party providers of CPE installation services. Cost of IT infrastructure management services is expensed as incurred. Cost of IT infrastructure management services decreased 6%, from $5.6 million in the three months ended September 30, 2003 to $5.3 million in the three months ended September 30, 2004, representing 57% of IT infrastructure management services revenues in the three months ended September 30, 2003 and 60% in the three months ended September 30, 2004. The dollar decrease was due primarily to a decrease in the number of employees and a decrease in amortized software development costs related to a software licensing agreement.

Cost of maintenance and equipment. Cost of maintenance and equipment includes the purchase of maintenance contracts and CPE from manufacturers and distributors for resale to end users. These costs are expensed in the period the related revenues are recognized. Cost of maintenance and equipment decreased 44% from $1.5 million in the three months ended September 30, 2003 to $851,000 in the three months ended September 30, 2004, representing 71% of maintenance and equipment revenues in the three months ended September 30, 2003 and 73% of maintenance and equipment revenues in the three months ended September 30, 2004. The decrease in dollars was primarily due to the decrease in maintenance revenue as a result of the termination of the AT&T Managed Router Service and Home Depot Agreements discussed above.

Operating expenses

Development. Development expenses consist primarily of salaries and related costs of development personnel, including contract programming services. Development employees are responsible for developing internal software systems, selecting and integrating purchased software applications, developing software tools for our IT infrastructure management services, developing our Web-enabled software applications that give customers access to IT infrastructure management information, and defining and developing operating processes for new services. Development expenses decreased 13% from $1.3 million in the three months ended September 30, 2003 to $1.1 million in the three months ended September 30, 2004, representing 11% of total revenues in the three months ended September 30, 2003 and 2004. The decrease in dollars was primarily due to a decrease in contract programming services.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, travel and costs associated with creating awareness of our services. Sales and marketing expenses decreased 14%, from $2.3 million in the three months ended September 30, 2003 to $2.0 million in the three months ended September 30, 2004, representing 20% of total revenues in the three months ended September 30, 2003 and 2004. The decrease in spending was due primarily to a decrease in spending on marketing programs and lower outside commissions for acquired customers. This decrease was partially offset by increased spending related to the addition of sales personnel.

General and administrative. General and administrative expenses consist primarily of expenses related to our human resources, finance and executive departments. Included in human resources spending is a majority of costs of recruiting and relocating new employees. General and administrative expenses decreased 16%, from $1.3 million in the three months ended September 30, 2003 to $1.1 million in the three months ended September 30, 2004, representing 11% of total revenues in the three months ended September 30, 2003 and 2004. The dollar decrease was due primarily to severance payments to terminated employees which occurred in the previous year.

Transaction Expenses. In the three months ended September 30, 2004, approximately $1.8 million in charges were recorded representing expenses associated with the proposed merger with Cisco and other M&A-related activities.

Other income, net

Other income, net consists primarily of interest income earned on our cash balances. Other income, net increased from $65,000 in the three months ended September 30, 2003 to $127,000 in the three months ended September 30, 2004. The increase was due primarily to higher average interest rates on cash balances for the three months ended September 30, 2004 compared to the same period in the prior year.

Income taxes

During the quarter ended September 30, 2004, we recorded a valuation allowance of approximately $450,000 due to management’s determination that it is more likely than not that certain deferred tax assets (primarily net operating losses) would not be realized. The recording of the valuation allowance resulted in no net tax provision or benefit being recorded in the second quarter.

Six months ended September 30, 2003 compared to six months ended September 30, 2004

Revenues

Total revenues. Total revenues decreased 18%, from $24.4 million in the six months ended September 30, 2003 to $20.1 million in the six months ended September 30, 2004.

IT infrastructure management services. Revenues from IT infrastructure management services decreased 11%, from $19.8 million in the six months ended September 30, 2003 to $17.7 million in the six months ended September 30, 2004, representing 81% of total revenues in the six months ended September 30, 2003 and 88% in the six months ended September 30, 2004. The dollar decrease was due primarily to the termination of the AT&T Managed Router Service and Home Depot Agreements discussed above and to a lesser extent a decrease in implementation services due to a decrease in the level of new installations from carrier agreements utilizing those services. This decrease was partially offset by an increase in the number of managed devices under contract through direct sales and non-AT&T channels.

Maintenance and equipment. Revenues from maintenance and equipment decreased 47%, from $4.6 million in the six months ended September 30, 2003 to $2.5 million in the six months ended September 30, 2004. Revenues from maintenance and equipment decreased primarily due to the termination of the AT&T Managed Router Service and Home Depot Agreements discussed above.

Costs of revenues

Cost of IT infrastructure management services. Cost of IT infrastructure management services decreased 9%, from $11.8 million in the six months ended September 30, 2003 to $10.8 million in the six months ended September 30, 2004, representing 60% of IT infrastructure management services revenues in the six months ended September 30, 2003 and 61% in the six months ended September 30, 2004. The dollar decrease was due primarily to a decrease in the number of employees and to a lesser extent lower employee education expenses.

Cost of maintenance and equipment. Cost of maintenance and equipment decreased 49%, from $3.3 million in the six months ended September 30, 2003 to $1.7 million in the six months ended September 30, 2004, representing 72% of maintenance and equipment revenues in the six months ended September 30, 2003 and 69% of maintenance and equipment revenues in the six months ended September 30, 2004. The decrease in dollars and as a percentage of revenue was primarily due to the decrease in lower margin maintenance revenue as a result of the termination of the AT&T Managed Router Service and Home Depot Agreements discussed above.

Operating expenses

Development. Development expenses decreased 20% from $2.8 million in the six months ended September 30, 2003 to $2.2 million in the six months ended September 30, 2004, representing 11% of total revenues in the six months ended September 30, 2003 and 2004. The decrease in dollars was primarily due to a decrease in contract programming services and to a lesser extent a decrease in severance payments to terminated employees which occurred in the previous year.

Selling and marketing. Selling and marketing expenses decreased 6%, from $4.4 million in the six months ended September 30, 2003 to $4.2 million in the six months ended September 30, 2004, representing 18% of total revenues in the six months ended September 30, 2003 and 21% in the six months ended September 30, 2004. The decrease in spending was due primarily to a decrease in spending on marketing programs and outside commissions for acquired customers. This decrease was partially offset by increased spending related to the addition of sales personnel.

General and administrative. General and administrative expenses decreased 21%, from $2.9 million in the six months ended September 30, 2003 to $2.3 million in the six months ended September 30, 2004, representing 12% of total revenues in the six months ended September 30, 2003 and 11% in the six months ended September 30, 2004. The dollar decrease was due primarily to approximately $276,000 related to exploration of potential M&A activities which occurred in the previous year, a decrease in severance payments in the current year and to a lesser extent lower costs resulting from a decrease in the number of general and administrative personnel.

Transaction Expenses. In the six months ended September 30, 2004, approximately $1.8 million in charges were recorded representing expenses associated with the proposed merger with Cisco and other M&A-related activities.

Other income, net

Other income, net decreased from $230,000 in the six months ended September 30, 2003 to $199,000 in the six months ended September 30, 2004. The decrease was primarily due to lower average interest rates earned on invested cash during the six months ended September 30, 2004 compared to the six months ended September 30, 2003 and to a lesser extent lower average cash balances.

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

Liquidity and capital resources

Net cash provided by operating activities during the six month period ended September 30, 2003 was $1.5 million. Net cash used in operating activities during the six month period ended September 30, 2004 was $31,000.

We used $2.7 million during the six months ended September 30, 2003 and $441,000 in the six months ended September 30, 2004 to purchase capital assets used in the delivery of our network management services. We currently have no material commitments for capital expenditures. We used $20.7 million during the six months ended September 30, 2003 and $39.2 million in the six months ended September 30, 2004 to purchase short-term investments. Cash provided by the maturity of short-term investments was $15.4 million during the six month period ending September 30, 2003 and $38.3 million during the six month period ending September 30, 2004.

We have approval from our Board of Directors to purchase up to an aggregate of six million shares of our common stock, including those previously repurchased. Since the inception of the stock repurchase program, we have repurchased 4.5 million shares of our common stock at an aggregate price of approximately $30.9 million. The extent and timing of any additional repurchases will depend on market conditions and other business considerations. Repurchases have been suspended during the pendency of our merger with Cisco. Repurchased shares may be held in treasury for general corporate purposes, including use in connection with our stock option plans, or may be retired. There were no repurchases of our common stock in the six months ended September 30, 2004.

As of September 30, 2004, we had $40.3 million in cash and short-term investments, $4.5 million in net accounts receivable and $43.9 million in working capital. We believe that our current cash balances, together with cash generated from operations, will be sufficient to fund our anticipated working capital needs and capital expenditures for at least 12 months. Our current cash balances are kept in short-term, investment-grade, interest-bearing securities pending their use. In the event our plans or assumptions change or prove to be inaccurate, or if we initiate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and/or private equity offerings and debt financings, sales of nonstrategic assets and other financing arrangements.

As of September 30, 2004, we have no debt or off-balance sheet debt. As of September 30, 2004, we have noncancelable operating lease obligations of approximately $2.9 million. At September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

As of September 30, 2004, we had net operating loss carryforwards of approximately $8.2 million available to offset future net income for U.S. federal income tax purposes. These net operating loss carryforwards will expire beginning in 2005 if not utilized. We have alternative minimum tax credit carryforwards of $302,000 which do not expire. We also have foreign tax credits of $338,000 that expire beginning in 2006 if not utilized. Our utilization of these net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses before utilization.

A valuation allowance has been provided to offset a portion of the deferred tax assets related to foreign tax credits and net operating losses. During the quarter ended September 30, 2004, we recorded a valuation allowance of approximately $450,000 due to management’s determination that it is more likely than not that certain deferred tax assets (primarily net operating losses) would not be realized. The recording of the valuation allowance resulted in no net tax provision or benefit being recorded in the second quarter. At this time, the Company believes that it is more likely than not that the balance of the deferred tax assets will be utilized. Future operating results could alter these conclusions, potentially resulting in the recording of an additional provision for income taxes.

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

Revenue Recognition

IT infrastructure management services revenues are recognized in the period services are provided by us, whether sold directly or through resellers, based upon rates established by contract. These amounts are adjusted to the extent of any reserves affecting the realization of these revenues as described below. The typical contract terms are from 24 to 36 months and provide for one-time services, consisting primarily of project implementation services at a fixed fee per customer site or device, as well as recurring services which are provided at a fixed monthly fee per customer site or device over the life of the contract. Revenues for project implementation services are recognized upon completion of the assignment or service, and recurring revenues are recognized on a monthly basis as the services are performed. Revenue from software licensing arrangements is deferred and amortized on a straight-line basis over the licensing agreement’s term. Revenue from software royalty fees are based on a flat fee per device and are recognized monthly. Equipment revenues are recognized in the period the equipment is shipped to the customer. Equipment revenues from assets leased by our lease financing subsidiary are recognized upon the sale of the equipment and the related lease to a third-party lessor on a nonrecourse basis following installation of the equipment. Other revenues, which consist primarily of equipment maintenance services, are recognized in the period services are provided.

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

Availability Reserve

Our remote IT infrastructure management services for WANs typically include a guarantee providing end-to-end network availability for at least 99.5% of the time in any given month. In the event the guaranteed availability is not achieved, we generally are obligated to refund its WAN management fees for that month. We provide a reserve based on the estimated costs of these refunds. Historically, guarantee payments have not been significant.

Risk Factors

Our business may be seriously impaired if the pending acquisition of us by Cisco is delayed or is not completed.

On September 9, 2004, we announced that we had entered into a merger agreement to be acquired by Cisco. Our expectation is that the merger will close in the fourth quarter of calendar 2004. The merger agreement provides for numerous conditions to closing, many of which are beyond our control. Any failure to conclude the pending merger could have negative effects on our business in a number of areas including, but not limited to, the following:

•	our business reputation within the investment community may be damaged, and we may be perceived as a less attractive acquisition candidate by other companies;

•	considerable management time and attention have been devoted to the pending merger which will negatively impact our short term operating results until our management’s focus is re-oriented to promoting our business operations as an independent company;

•	as we have provided Cisco with access to our confidential information, personnel and business plans and strategies through the course of its due diligence investigation of us, not all of which may be protected under the terms of our non-disclosure agreement with Cisco, Cisco has the knowledge and the means to become a formidable competitor to us either through the potential acquisition of one or more of our current competitors or the internal development of information technology (IT) infrastructure management services that effectively compete with our services; moreover, any services offered by Cisco as an alternative to our services potentially could be offered at prices lower than those charged for our services and could be packaged with other Cisco products and services making them easier for Cisco to sell in competition to us;

•	with the prospect of Cisco entering the IT infrastructure management services market, competitors of Cisco may increase their efforts to develop services that compete with our services in order to compete more effectively with Cisco, resulting in an escalation of competitive forces within our market that could adversely affect our operating results and growth prospects;

•	Cisco could cease working with us in joint selling opportunities, and/or cease recommending our services to their customers, which would adversely affect our ability to expand our customer base and could result in the loss of our current customers;

•	our employee morale could be negatively affected and we could suffer the loss of key employees or members of our management team; moreover, as we do not have an employee non-solicitation agreement with Cisco, Cisco is not contractually precluded from hiring our employees;

•	our contract to manage portions of Cisco’s internal network, which accounted for 8% of our total management revenues in our second fiscal quarter ended September 30, 2004, could potentially be canceled by Cisco;

•	as our business strategy in recent years has emphasized the sale of our services through resellers and because most of our reseller partners are also resellers of Cisco products and services, should Cisco announce that it will cease to continue its business relationship with us, it is possible that many of our current resellers may decrease the level of their endorsement of our services in their resale activities and elect not to renew their agreements with us upon their expiration, and that new reseller prospects may not enter into reseller agreements with us, which in turn would hamper our ability to maintain our current end user base or add new end users;

•	current and prospective customers could delay their buying decisions while they assess the impact on us of remaining an independent company, and also seek shorter service terms or delay the renewal of their existing contracts in order to evaluate alternative solutions in the market, including those that may be offered by Cisco;

•	Cisco could be less willing to work with our development organization making the development of new software tools that we use to provide our services more difficult;

•	our financial condition will have been weakened as a result of the costs incurred in connection with the proposed merger with Cisco and our other merger activities in fiscal year 2005; and

•	our stock price could fall, perhaps precipitously, which could subject us to lawsuits from our stockholders in which they may seek the recovery of substantial damages.

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

Our Frame Relay Plus agreement with AT&T is not an exclusive arrangement. We cannot assure that AT&T will renew that agreement or that any renewal will be on favorable terms. Even if this agreement is renewed, the anticipated price reductions could significantly reduce the gross margins from this business in both dollar and percentage of revenue terms. Further, even with a renewal of this agreement, AT&T may not continue to sell our services to existing or additional AT&T customers, or continue to utilize our services following the expiration of the service terms under this agreement. A reduction in this business from any cause would result in diminished revenues for an extended period of time as we attempted to replace that business.

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

Competitive pressures, general declines in the levels of new wide area network, or WAN, installations or other factors that adversely affect sales of our WAN management services or that cause significant decreases in the prices of our WAN management services could significantly limit or reduce our revenues. Sales of our ProWatch for WANs and similar WAN management services accounted for 81% of our recurring network management services revenues in fiscal year 2004 and 71% in the six months ended September 30, 2004. Likewise, a substantial portion of our nonrecurring network management services and equipment maintenance resale revenues depend on the successful sale of these WAN management services. We expect that these WAN management services will continue to generate a significant portion of our revenues for the foreseeable future. Our financial performance therefore depends directly on continued market acceptance of our WAN management services, and our ability to reduce costs and introduce enhanced versions of these services that make these services more efficient and economical as the market matures.

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

During fiscal years 2003 and 2004, we made several changes and additions to our management team, including a new chief executive officer, and new leaders over our service delivery, marketing, sales, development, program management and human resources areas. We believe that the individuals now comprising our management team bring experience to help us create, implement and drive our business strategy, and add breadth and depth of capability to our organization. While each new member of our management team has demonstrated capabilities in previous positions at other organizations, they are new to NetSolve. The effective execution of our business strategy will depend in large part on how well our management team and other personnel perform in their positions, and our business will be harmed if our new management team is unable to implement our strategy.

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

On September 14, 2004, two lawsuits were filed in the District Court of Travis County, Texas against the Company and its directors by purported shareholders of the Company on behalf of a putative class of shareholders. The plaintiffs claim self dealing and breaches of fiduciary duty on the part of the directors in connection with the announced agreement between the Company and Cisco Systems, Inc. for the acquisition of the Company for a purchase price of $11.00 per share in cash (“Acquisition”). The plaintiffs seek injunctive relief, including enjoining the Company and the directors from consummating the Acquisition, and attorneys’ fees. The Company believes that the plaintiffs’ claims are without merit. The Company and the directors intend to vigorously defend these lawsuits. As with any litigation, the Company is unable at this early stage to predict the outcome of the lawsuits or the impact of their pendency on the Company and the consummation of the Acquisition

Item 5. OTHER INFORMATION

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

On July 23, 2004, the Company filed a Form 8-K reporting under Item 12 “Results of Operation and Financial Condition” the Company’s press release, dated July 22, 2004, regarding its 2005 first quarter results of operations and financial condition.

On September 14, 2004, the Company filed a Form 8-K reporting under Item 1.01 “Entry into a Material Definite Agreement” an Agreement and Plan of Merger with Cisco Systems, Inc. and reporting under Item “3.03 Material Modification to Rights of Security Holders” an amendment to its existing Rights Agreement dated as of February 5, 2003.

On September 21, 2004, the Company filed a Form 8-K reporting under Item 8.01 “Other Events” two lawsuits filed in the District Court of Travis County, Texas against the Company and its directors by purported shareholders of the Company on behalf of a putative class of shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	NETSOLVE, INCORPORATED

	By:	/s/ David D. Hood
David D. Hood
President and Chief Executive Officer

	By:	/s/ Kenneth C. Kieley
Kenneth C. Kieley
Vice President-Finance, Chief Financial Officer
and Secretary

	By:	/s/ H. Perry Barth
H. Perry Barth
Controller and Chief Accounting Officer